Form 10QSB
period 2005-11-30
Keewatin Windpower Corp.
filed 2006-01-17
CIK 1332445

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                 Quarterly Report Under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                     For the Period ended November 30, 2005

                        Commission File Number 333-126580


                            KEEWATIN WINDPOWER CORP.
                 (Name of small business issuer in its charter)

       Nevada                                                   Applied For
(State of incorporation)                                (IRS Employer ID Number)


                           1294 Emery Place, Suite 44
                       North Vancouver, BC, Canada V7J 1R3
                                 (778) 835-7980
          (Address and telephone number of principal executive offices)


                                 Chris Craddock
                           1294 Emery Place, Suite 44
                       North Vancouver, BC, Canada V7J 1R3
                    Phone: (778) 835-7980 Fax: (604) 232-0485
            (Name, address and telephone number of agent for service)


Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

There were 3,510,000 shares of Common Stock outstanding as of January 17, 2006.

ITEM 1. FINANCIAL STATEMENTS

                            KEEWATIN WINDPOWER CORP.
                          (A Development Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                 As of              As of
                                                               November 30,         May 31,
                                                                  2005               2005
                                                                --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                          $  2,095           $ 40,844
  Prepaid expenses                                                 2,565              1,335
                                                                --------           --------
TOTAL CURRENT ASSETS                                               4,660             42,179

OTHER ASSETS
  Deposit                                                         30,000                 --
                                                                --------           --------
TOTAL OTHER ASSETS                                                30,000                 --
                                                                --------           --------

      TOTAL ASSETS                                              $ 34,660           $ 42,179
                                                                ========           ========

            LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Loan payable (related party)                                  $ 17,200           $     --
                                                                --------           --------
TOTAL CURRENT LIABILITIES                                         17,200                 --
                                                                --------           --------
      TOTAL LIABILITIES                                           17,200                 --

STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 75,000,000 shares
   authorized: 3,510,000 shares issued and outstanding
   as of November 30, 2005 and May 31, 2005)                       3,510              3,510
  Additional paid-in capital                                      50,990             50,990
  Deficit accumulated during development stage                   (37,040)           (12,321)
                                                                --------           --------
TOTAL STOCKHOLDERS' EQUITY                                        17,460             42,179
                                                                --------           --------
      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                  $ 34,660           $ 42,179
                                                                ========           ========

                       See Notes to Financial Statements

                            KEEWATIN WINDPOWER CORP.
                          (A Development Stage Company)
                            Statements of Operations
--------------------------------------------------------------------------------

                                                                                February 25, 2005
                                             Six Months        Three Months        (inception)
                                               Ended              Ended              through
                                             November 30,       November 30,       November 30,
                                                2005               2005               2005
                                             -----------        -----------        -----------
REVENUES
  Revenues                                   $        --        $        --        $        --
                                             -----------        -----------        -----------
TOTAL REVENUES                                        --                 --                 --

GENERAL & ADMINISTRATIVE EXPENSES
  Management expense                              11,400              2,500             20,100
  Administrative expenses                         13,319              3,028             16,940
                                             -----------        -----------        -----------
TOTAL GENERAL & ADMINISTRATIVE EXPENSES           24,719              5,528             37,040
                                             -----------        -----------        -----------

NET INCOME (LOSS)                            $   (24,719)       $    (5,528)       $   (37,040)
                                             ===========        ===========        ===========

BASIC EARNINGS (LOSS) PER SHARE              $     (0.01)       $     (0.00)
                                             ===========        ===========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                     3,510,000          3,510,000
                                             ===========        ===========

                       See Notes to Financial Statements

                            KEEWATIN WINDPOWER CORP.
                          (A Development Stage Company)
                  Statement of Changes in Stockholders' Equity
          From February 25, 2005 (inception) through November 30, 2005
--------------------------------------------------------------------------------

                                                                                          Deficit
                                                                                        Accumulated
                                                                Common     Additional      During
                                                  Common        Stock       Paid-in     Development
                                                  Stock         Amount      Capital        Stage         Total
                                                  -----         ------      -------        -----         -----
Balance, February 25, 2005                              --     $     --     $    --      $     --       $    --

Common stock issued on March 2, 2005
to founders for cash @ $0.005 per share          2,000,000        2,000       8,000                      10,000

Common stock issued from March 4, 2005 through
March 20, 2005 for cash @ $0.01 per share        1,000,000        1,000       9,000                      10,000

Common stock issued on March 31, 2005
for cash @ $0.05 per share                         100,000          100       4,900                       5,000

Common stock issued on April 7, 2005 through
April 28, 2005 for cash @ $0.05 per share          160,000          160       7,840                       8,000

Common stock issued on May 1, 2005 through
May 25, 2005 for cash @ $0.05 per share            230,000          230      11,270                      11,500

Common stock issued on May 29, 2005
for cash @ $0.50 per share                          20,000           20       9,980                      10,000

Net loss May 31, 2005                                                                     (12,321)      (12,321)
                                                ----------     --------     -------      --------      --------
BALANCE, MAY 31, 2005                            3,510,000        3,510     $50,990      $(12,321)       42,179
                                                ----------     --------     -------      --------      --------
Net loss November 30, 2005                                                                (24,719)      (24,719)
                                                ----------     --------     -------      --------      --------
BALANCE, NOVEMBER 30, 2005                       3,510,000     $  3,510     $50,990      $(37,040)     $ 17,460
                                                ==========     ========     =======      ========      ========

                       See Notes to Financial Statements

                            KEEWATIN WINDPOWER CORP.
                          (A Development Stage Company)
                            Statements of Cash Flows
--------------------------------------------------------------------------------

                                                                                                      February 25, 2005
                                                                   Six Months         Three Months       (inception)
                                                                     Ended               Ended             through
                                                                  November 30,        November 30,       November 30,
                                                                      2005               2005               2005
                                                                    --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                 $(24,719)          $ (5,528)          $(37,040)
  Changes in operating assets and liabilities:
    (Increase) decrease in deposit                                   (30,000)           (30,000)           (30,000)
    (Increase) decrease in prepaid expenses                           (1,230)               711             (2,565)
                                                                    --------           --------           --------
       NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES           (55,949)           (34,817)           (69,605)

CASH FLOWS FROM INVESTING ACTIVITIES

       NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                --                 --                 --

CASH FLOWS FROM FINANCING ACTIVITIES
  Common stock issued for cash                                            --                 --             54,500
  Proceeds from loan payable (related party)                          17,200             17,200             17,200
                                                                    --------           --------           --------
       NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES            17,200             17,200             71,700
                                                                    --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                      (38,749)           (17,617)             2,095

CASH AT BEGINNING OF PERIOD                                           40,844             19,712                 --
                                                                    --------           --------           --------
CASH AT END OF PERIOD                                               $  2,095           $  2,095           $  2,095
                                                                    ========           ========           ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest paid                                                     $     --           $     --           $     --
                                                                    ========           ========           ========
  Income taxes paid                                                 $     --           $     --           $     --
                                                                    ========           ========           ========

                       See Notes to Financial Statements

                            KEEWATIN WINDPOWER CORP.
                          (A Development Stage Company)
                          Notes to Financial Statements
                             As of November 30, 2005


NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Keewatin Windpower Corp. (the Company) was incorporated under the laws of the State of Nevada on February 25, 2005.

The Company is in the development stage. Its activities to date have been limited to capital formation, organization, and development of its business plan for the exploration and development of wind power projects in Canada.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.   BASIS OF ACCOUNTING

The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a May 31, year-end.

B. BASIC EARNINGS PER SHARE

In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share", which specifies the computation, presentation and disclosure requirements for earnings
(loss) per share for entities with publicly held common stock. SFAS No. 128 supersedes the provisions of APB No. 15, and requires the presentation of basic earnings (loss) per share and diluted earnings (loss) per share. The Company has adopted the provisions of SFAS No. 128 effective February 25, 2005 (inception).

Basic net loss per share amounts is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted earnings per share are the same as basic earnings per share due to the lack of dilutive items in the Company.

C. CASH EQUIVALENTS

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

D. INCOME TAXES

Income taxes are provided in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry-forwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

                            KEEWATIN WINDPOWER CORP.
                          (A Development Stage Company)
                          Notes to Financial Statements
                             As of November 30, 2005


NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

D. INCOME TAXES (CONTINUED)

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

NOTE 3. WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common.

NOTE 4. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company generated net losses of $37,040 during the period from February 25, 2005 (inception) to November 30, 2005. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management plans to raise additional funds through debt or equity offerings. Management has yet to decide what type of offering the Company will use or how much capital the Company will raise. There is no guarantee that the Company will be able to raise any capital through any type of offerings.

NOTE 5. RELATED PARTY TRANSACTION

The Company neither owns nor leases any real or personal property. A director provides office services without charge. Such costs are immaterial to the financial statements and accordingly, have not been reflected therein. The officer and director of the Company is involved in other business activities and may, in the future, become involved in other business opportunities as they become available, he may face a conflict in selecting between the Company and his other business interests. The Company has not formulated a policy for the resolution of such conflicts.

                            KEEWATIN WINDPOWER CORP.
                          (A Development Stage Company)
                          Notes to Financial Statements
                             As of November 30, 2005


NOTE 5. RELATED PARTY TRANSACTION (CONTINUED)

The Company entered into a management agreement whereas the Company for a period of six months will pay a monthly fee of $2,500 for services performed on the Corporations behalf.

During the period ended November 30, 2005 Chris Craddock, a director and principal shareholder of the company, advanced the company funds in the amount of $17,200. The balance is unsecured and interest free with no specified terms of repayment.

NOTE 6. INCOME TAXES

The Company uses the asset and liability method of accounting for income taxes in accordance with SFAS No. 109 - "Accounting for Income Taxes". This standard requires the use of an asset and liability approach for financial accounting and reporting on income taxes. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

                                                         As of November 30, 2005
                                                         -----------------------
     Deferred tax assets:
     Net operating tax carryforwards                             $ 5,556
     Other                                                             0
                                                                 -------
     Gross deferred tax assets                                     5,556
     Valuation allowance                                          (5,556)
                                                                 -------

     Net deferred tax assets                                     $     0
                                                                 =======

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

NOTE 7. SCHEDULE OF NET OPERATING LOSSES

As of November 30, 2005, the Company has a net operating loss carry-forwards of approximately $37,040. Net operating loss carry-forward expires twenty years from the date the loss was incurred.

                            KEEWATIN WINDPOWER CORP.
                          (A Development Stage Company)
                          Notes to Financial Statements
                             As of November 30, 2005


NOTE 8. STOCK TRANSACTIONS

Transactions, other than employees' stock issuance, are in accordance with paragraph 8 of SFAS 123. Thus issuances shall be accounted for based on the fair value of the consideration received. Transactions with employees' stock issuance are in accordance with paragraphs (16-44) of SFAS 123. These issuances shall be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, or whichever is more readily determinable.

On March 2, 2005 the Company issued 2,000,000 shares of common stock to a director for cash of $10,000 ($0.005 per share).

From March 4 through March 20, 2005 the Company issued 1,000,000 shares of common stock for cash of $10,000 ($0.01 per share).

On March 31, 2005 the Company issued 100,000 shares of common stock for cash of $5,000 ($0.005 per share).

On April 7, 2005 through April 28, 2005 the Company issued 160,000 shares of common stock for cash of $8,000 ($0.05 per share).

From May 1, 2005 through May 25, 2005 the Company issued 230,000 shares of common stock for cash of $11,500 ($0.05 per share).

On May 31, 2005 the Company issued 20,000 shares of common stock for cash of $10,000 ($0.50 per share).

As of November 30, 2005 the Company had 3,510,000 shares of common stock issued and outstanding.

NOTE 9. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of November 30, 2005:

     * Common stock, $ 0.001 par value: 75,000,000 shares authorized; 3,510,000 shares issued and outstanding.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

We are still in our development stage and have generated no revenue to date.

We incurred operating expenses of $24,383 for the six-month period ended November 30, 2005. These expenses consisted of management fees of $11,400, travel expenses of $5,756, professional fees of $3,773, audit and accounting fees of $1,675, general and administrative expenses of $1,168, land access fees of $500 and bank fees of $112.

At November 30, 2005, we had cash on hand of $2,095 and an equipment deposit of $30,000. At the same date, our liabilities consisted of $17,200 in loans from our president, Chris Craddock.

Our auditors have expressed their doubt about our ability to continue as a going concern unless we are able to generate profitable operations.

LIQUIDITY AND CAPITAL RESOURCES

Our current operating funds are not sufficient to complete our intended business objectives. As of November 30, 2005, we had cash on hand in the amount of $2,095. We anticipate spending $60,000 on annual land lease costs and $67,250,000 on erecting wind turbines on the property if a suitable wind resource is proven. We will need to acquire additional financing in order to cover remaining business costs.

We do not currently have any arrangements for financing and may not be able to find such financing if required. We currently do not have any operations and we have no income. The most likely sources of future funds that will be available to us are through debt financing and through the sale of equity capital. We will only be able to secure debt financing for wind turbines if we are able to prove that an economic wind resource exists on a property that we acquire.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

PLAN OF OPERATIONS

Our plan of operations for the twelve months following the date of this prospectus is to:

1. Review data from the meteorological tower that has been erected on the Saskatachewan property to assess the wind resource. The preliminary wind assessment study of a property will take 12 months.

2. We will commence discussions with potential customers that may be interested in purchasing electricity that would be generated from our potential wind power project, contact wind turbine suppliers regarding the planned purchase and delivery of equipment and seek potential sources of debt and equity financing.

We have erected a meteorological tower on a property in southwest Saskatchewan for the purpose of determining whether the property possesses a wind resource sufficient to justify the erection of wind turbines.

If we discover that the Saskatchewan property has a wind resource that warrants the erection of wind turbines, we will have to negotiate a lease, purchase or further land access agreement with the landowners and/or surrounding land owners. Currently, all land owners in the area have indicated their preference to retain ownership of their lands and enter into a lease arrangement with us, although we have not reached any formal agreement in this regard. Accordingly, we do not expect to incur any expenses in connection with acquiring a property interest until the wind towers have been erected. Annual land lease costs are estimated to be $60,000.

Over the next 12 months, we anticipate spending $60,000 on administrative costs, including management fees payable to our president, professional fees and general business expenses, including costs related to complying will our filing obligations as a reporting company.

We also anticipate that we will incur approximately $10,000 per year in order to comply with reporting requirements. As our operations become more complex, it is anticipated that these costs will increase. We intend to cover these costs from current cash on hand.

Our cash on hand, $2,095 as of November 30, 2005, is sufficient to cover a portion of administrative expenses. We will require additional funding in order to cover land lease costs and to erect wind turbines on the property, if warranted.

To erect wind turbines on the property, at an anticipated cost of $67,250,000, we expect to raise up to 75%, or approximately $50,000,000 by way of debt financing and 25%, or approximately $17,000,000 through the sale of our common stock. It is unlikely that we will be able to make arrangements for debt financing until our wind assessment study is completed, which will not occur until September 2006 at the earliest.

The chartered banks in Canada, as well as many United States financial institutions, each have departments that are familiar with financing wind power projects and assessing the ability of companies with proposed projects to generate profit through operations. These institutions may be approached for debt financing following completion of our wind study and once we have entered into an agreement in principal to sell the power to be generated from the project. The factors that the banks consider in providing the debt financing include wind study data, the size and number of wind turbines to be erected and the price the purchaser has agreed to pay for the power produced.

We have not had any specific communications with any representative of a debt financing institution regarding our proposed wind power project. Accordingly, we cannot guarantee that we will be able to raise 75% of our required funds through debt financing.

We will begin sourcing equity financing to cover the balance of our anticipated costs for the next 12 months and anticipated costs relating to the erection of wind turbines as soon as we have received approximately three months worth of positive data from our wind study on the Saskatchewan property. We do not have any current arrangements in this regard. Until such financing is arranged, we will rely on director loans in order to cover our costs of operations. Our sole director, Mr. Craddock has indicated that he is prepared to loan funds to us, but there are no formal arrangements in this regard. He is not legally obligated to loan funds to us. There is no guarantee that we will receive such loans.

The following table discloses the number of shares of common stock that we would have to issue in order to raise the $25,000,000 in equity financing at various prices, resulting in dilution to existing shareholders:

           Price Per Share               No. of Shares Issuable
           ---------------               ----------------------
               $0.25                          100,000,000
               $0.50                           50,000,000
               $1.00                           25,000,000
               $2.00                           12,500,000

Wind power generation companies typically make marginal profit based upon the price they receive for each kilowatt hour of power they sell. Government subsidies and credits add to the profit margin that such companies realize.

If our wind study on the Saskatchewan property indicates that it has a wind resource with a capacity factor of at least 35%, we will attempt to execute a power purchase agreement with a utility in Saskatchewan or a neighboring jurisdiction. The agreement will include the price to be paid for the electricity we produce in cents per kilowatt hour and the term of the agreement. It will also be subject to us obtaining the necessary financing to proceed with the wind power project.

Debt financiers will only provide us with the financing that we require if our project will be economically viable based on the terms of the power purchase agreement.

CRITICAL ACCOUNTING POLICIES

The unaudited financial statements as of November 30, 2005 included herein have been prepared without audit pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with general accepted accounting procedures have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with our May 31, 2005 audited financial statements and notes thereto, which can be found in our Form SB-2 Registration Statement and the amendments thereto on the SEC website at WWW.SEC.GOV under our SEC File Number 333-126580.

Our financial statements have been prepared in accordance with generally accepted accounting principles in the United States. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgement.

The financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

A. BASIS OF ACCOUNTING

Our financial statements are prepared using the accrual method of accounting. The Company has a May 31 year-end.

B. BASIC EARNINGS PER SHARE

In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share", which specifies the computation, presentation and disclosure requirements for earnings
(loss) per share for entities with publicly held common stock. SFAS No. 128 supersedes the provisions of APB No. 15, and requires the presentation of basic earnings (loss) per share and diluted earnings (loss) per share. The Company has adopted the provisions of SFAS No. 128 effective February 25, 2005 (inception).

Basic net loss per share amounts is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted earnings per share are the same as basic earnings per share due to the lack of dilutive items in the Company.

C. CASH EQUIVALENTS

We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

D. INCOME TAXES

Income taxes are provided in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry-forwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

E. NEW ACCOUNTING STANDARDS

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, could have a material effect on the accompanying financial statements.

FORWARD LOOKING STATEMENTS

Some of the statements contained in this Form 10-QSB that are not historical facts are "forward-looking statements" which can be identified by the use of terminology such as "estimates," "projects," "plans," "believes," "expects," "anticipates," "intends," or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this Form 10-QSB, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting our operations, market growth, services, products and licenses. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events.

All written forward-looking statements made in connection with this Form 10-QSB that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Given the uncertainties that surround such statements, you are cautioned not to place undue reliance on such forward-looking statements.

The safe harbors of forward-looking statements provided by the Securities Litigation Reform Act of 1995 are unavailable to issuers not subject to the reporting requirements set forth under Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended. As we have not registered our securities pursuant to Section 12 of the Exchange Act, such safe harbors set forth under the Reform Act are unavailable to us.

ITEM 3. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, particularly during the period when this report was being prepared.

Additionally, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date. We have no identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

                          PART II - OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

The following exhibits are included with this registration statement filing. Those marked with an asterisk and required to be filed hereunder, are incorporated by reference and can be found in their entirety in our original Form SB-2 Registration Statement, filed under SEC File Number 333-126580, at the SEC website at WWW.SEC.GOV:

Exhibit No.                           Description
-----------                           -----------
  31.1 Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
  31.2 Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
  32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
  32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

There were no reports filed on Form 8-K during the quarter ended November 30, 2005.

                                   SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

January 17, 2006        Keewatin Windpower Corp., Registrant


                        By: /s/ Chris Craddock
                           -----------------------------------------------------
                           Chris Craddock, President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

January 17, 2006        Keewatin Windpower Corp., Registrant


                        By: /s/ Chris Craddock
                           -----------------------------------------------------
                           Chris Craddock, President, Treasurer, Chief
                           Executive Officer and Principal Accounting Officer