Form 10QSB
period 2006-02-28
Keewatin Windpower Corp.
filed 2006-04-14
CIK 1332445

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                 Quarterly Report Under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                     For the Period ended February 28, 2006

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

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

There were 3,510,000 shares of Common Stock outstanding as of February 28, 2006.

ITEM 1. FINANCIAL STATEMENTS

                            KEEWATIN WINDPOWER CORP.
                          (A Development Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                  As of             As of
                                                               February 28,         May 31,
                                                                  2006               2005
                                                                --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                          $    467           $ 40,844
  Prepaid expenses                                                 1,335              1,335
                                                                --------           --------
TOTAL CURRENT ASSETS                                               1,802             42,179

OTHER ASSETS
  Deposit                                                         25,043                 --
                                                                --------           --------
TOTAL OTHER ASSETS                                                25,043                 --
                                                                --------           --------

      TOTAL ASSETS                                              $ 26,845           $ 42,179
                                                                ========           ========

             LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Loan payable (related party)                                  $ 20,300           $     --
                                                                --------           --------
TOTAL CURRENT LIABILITIES                                         20,300                 --
                                                                --------           --------

      TOTAL LIABILITIES                                           20,300                 --

STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 75,000,000 shares
   authorized: 3,510,000 shares issued and outstanding
   as of February 28, 2006 and May 31, 2005)                       3,510              3,510
  Additional paid-in capital                                      50,990             50,990
  Deficit accumulated during development stage                   (47,955)           (12,321)
                                                                --------           --------

TOTAL STOCKHOLDERS' EQUITY                                         6,545             42,179
                                                                --------           --------
      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                  $ 26,845           $ 42,179
                                                                ========           ========

                       See Notes to Financial Statements

                            KEEWATIN WINDPOWER CORP.
                          (A Development Stage Company)
                            Statements of Operations
--------------------------------------------------------------------------------

                                                                            February 25, 2005
                                         Nine Months       Three Months        (inception)
                                           Ended              Ended              through
                                         February 28,       February 28,       February 28,
                                            2006               2005               2006
                                         -----------        -----------        -----------
REVENUES
  Revenues                               $        --        $        --        $        --
                                         -----------        -----------        -----------
TOTAL REVENUES                                    --                 --                 --

OPERATING COSTS
  Management expense                          12,300                900             21,000
  Administrative expenses                     23,334             10,000             26,955
                                         -----------        -----------        -----------
TOTAL OPERATING COSTS                         35,634             10,900             47,955
                                         -----------        -----------        -----------

NET INCOME (LOSS)                        $   (35,634)       $   (10,900)       $   (47,955)
                                         ===========        ===========        ===========

BASIC EARNINGS (LOSS) PER SHARE          $     (0.01)       $     (0.00)
                                         ===========        ===========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                 3,510,000          3,510,000
                                         ===========        ===========

                       See Notes to Financial Statements

                            KEEWATIN WINDPOWER CORP.
                          (A Development Stage Company)
                  Statement of Changes in Stockholders' Equity
          From February 25, 2005 (inception) through February 28, 2006
--------------------------------------------------------------------------------

                                                                                          Deficit
                                                                                        Accumulated
                                                                Common     Additional      During
                                                  Common        Stock       Paid-in     Development
                                                  Stock         Amount      Capital        Stage         Total
                                                  -----         ------      -------        -----         -----
Balance, February 25, 2005                              --     $     --     $    --      $     --       $    --

Common stock issued on March 2, 2005
to founders for cash @ $0.005 per share          2,000,000        2,000       8,000                      10,000

Common stock issued from March 4, 2005 through
March 20, 2005 for cash @ $0.01 per share        1,000,000        1,000       9,000                      10,000

Common stock issued on March 31, 2005
for cash @ $0.05 per share                         100,000          100       4,900                       5,000

Common stock issued on April 7, 2005 through
April 28, 2005 for cash @ $0.05 per share          160,000          160       7,840                       8,000

Common stock issued on May 1, 2005 through
May 25, 2005 for cash @ $0.05 per share            230,000          230      11,270                      11,500

Common stock issued on May 29, 2005
for cash @ $0.50 per share                          20,000           20       9,980                      10,000

Net loss May 31, 2005                                                                     (12,321)      (12,321)
                                                ----------     --------     -------      --------      --------
BALANCE, MAY 31, 2005                            3,510,000        3,510     $50,990      $(12,321)       42,179
                                                ----------     --------     -------      --------      --------
Net loss February 28, 2006                                                                (35,634)      (35,634)
                                                ----------     --------     -------      --------      --------
BALANCE, FEBRUARY 28, 2006                       3,510,000     $  3,510     $50,990      $(47,955)     $  6,545
                                                ==========     ========     =======      ========      ========

                       See Notes to Financial Statements

                            KEEWATIN WINDPOWER CORP.
                          (A Development Stage Company)
                            Statements of Cash Flows
--------------------------------------------------------------------------------

                                                                                                  February 25, 2005
                                                               Six Months        Three Months        (inception)
                                                                 Ended              Ended             through
                                                               February 28,       February 28,       February 28,
                                                                  2006               2005               2006
                                                                --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                             $(35,634)          $(10,900)          $(47,955)
  Changes in operating assets and liabilities:
    (Increase) decrease in deposit                               (25,043)             4,957            (25,043)
    (Increase) decrease in prepaid expenses                           --              1,215             (1,335)
                                                                --------           --------           --------
       NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES       (60,677)            (4,728)           (74,333)

CASH FLOWS FROM INVESTING ACTIVITIES

       NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES            --                 --                 --

CASH FLOWS FROM FINANCING ACTIVITIES
  Common stock issued for cash                                        --                 --             54,500
  Proceeds from loan payable (related party)                      20,300              3,100             20,300
                                                                --------           --------           --------
       NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES        20,300              3,100             74,800
                                                                --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                  (40,377)            (1,628)               467

CASH AT BEGINNING OF PERIOD                                       40,844              2,095                 --
                                                                --------           --------           --------
CASH AT END OF PERIOD                                           $    467           $    467           $    467
                                                                ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid                                                   $     --           $     --           $     --
                                                                ========           ========           ========
Income taxes paid                                               $     --           $     --           $     --
                                                                ========           ========           ========

                       See Notes to Financial Statements

                            KEEWATIN WINDPOWER CORP.
                          (A Development Stage Company)
                          Notes to Financial Statements
                             As of February 28, 2006


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

                            KEEWATIN WINDPOWER CORP.
                          (A Development Stage Company)
                          Notes to Financial Statements
                             As of February 28, 2006


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

NOTE 4. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company generated net losses of $47,955 during the period from February 25, 2005 (inception) to February 28, 2006. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

                            KEEWATIN WINDPOWER CORP.
                          (A Development Stage Company)
                          Notes to Financial Statements
                             As of February 28, 2006


NOTE 5. RELATED PARTY TRANSACTION (CONTINUED)

The Company entered into a management agreement whereas the Company for a period of six months will pay a monthly fee of $2,500 for services performed on the Corporations behalf.

During the period ended February 28, 2006 Chris Craddock, a director and principal shareholder of the company, advanced the company funds in the amount of $3,100, leaving an outstanding balance of $20,300. The balance is unsecured and interest free with no specified terms of repayment.

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


                                                         As of February 28, 2006
                                                         -----------------------
     Deferred tax assets:
     Net operating tax carryforwards                              $ 7,193
     Other                                                              0
                                                                  -------
     Gross deferred tax assets                                      7,193
     Valuation allowance                                           (7,193)
                                                                  -------

     Net deferred tax assets                                      $     0
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

NOTE 7. SCHEDULE OF NET OPERATING LOSSES

As of February 28, 2006, the Company has a net operating loss carry-forwards of approximately $47,955. Net operating loss carry-forward expires twenty years from the date the loss was incurred.

                            KEEWATIN WINDPOWER CORP.
                          (A Development Stage Company)
                          Notes to Financial Statements
                             As of February 28, 2006


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

As of February 28, 2006 the Company had 3,510,000 shares of common stock issued and outstanding.

NOTE 9. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of February 28, 2006:

* Common stock, $ 0.001 par value: 75,000,000 shares authorized; 3,510,000 shares issued and outstanding.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

We are still in our development stage and have generated no revenue to date. During the quarter, we continued to negotiate a land lease agreement with a landowner in the vicinity of Beechy, Saskatchewan whereby we would have access to certain lands in order to erect wind power facilities on the property.

We incurred operating expenses of $35,634 for the nine-month period ended February 28, 2006. These expenses consisted of management fees of $12,300, travel expenses of $7,142, professional fees of $5,060, meteorological fees of 4,945, audit and accounting fees of $2,675, general and administrative expenses of $1,809, land access fees of $850 and bank fees of $140.

At February 28, 2006, we had cash on hand of $467 and an equipment deposit of $4,243. At the same date, our liabilities consisted of $20,300 in loans from our president, Chris Craddock.

Our auditors have expressed their doubt about our ability to continue as a going concern unless we are able to generate profitable operations.

LIQUIDITY AND CAPITAL RESOURCES

Our current operating funds are not sufficient to complete our intended business objectives. As of February 28, 2006, we had cash on hand in the amount of $467. We anticipate spending $60,000 on annual land lease costs and $67,250,000 on erecting wind turbines on the property if a suitable wind resource is proven. We will need to acquire additional financing in order to cover remaining business costs.

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

Our cash on hand, $467 as of February 28, 2006, is sufficient to cover a portion of administrative expenses. We will require additional funding in order to cover land lease costs and to erect wind turbines on the property, if warranted.

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

CRITICAL ACCOUNTING POLICIES

The unaudited financial statements as of February 28, 2006 included herein have been prepared without audit pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with general accepted accounting procedures have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with our May 31, 2005 audited financial statements and notes thereto, which can be found in our Form SB-2 Registration Statement and the amendments thereto on the SEC website at under our SEC File Number 333-126580.

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

Additionally, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date. We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

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

There were no reports filed on Form 8-K during the quarter ended February 28, 2006.

                                   SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 14, 2006             Keewatin Windpower Corp., Registrant


                           By: /s/ Chris Craddock
                              --------------------------------------------------
                              Chris Craddock, President and Chief
                              Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

April 14, 2006             Keewatin Windpower Corp., Registrant


                           By: /s/ Chris Craddock
                              --------------------------------------------------
                              Chris Craddock, President, Treasurer, Chief
                              Executive Officer and Principal Accounting Officer