Form 10KSB
period 2006-05-31
Keewatin Windpower Corp.
filed 2006-08-29
CIK 1332445

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the fiscal year ended May 31, 2006

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from _________________ to __________________

                       Commission file number: 333-126580

                             KEEWATIN WINDPOWER INC.
                 (Name of small business issuer in its charter)

            Nevada                                          Pending
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                         409 Granville Street, Suite 603
                                Vancouver. B.C.,
                                 Canada V6C 1T2
                    (Address of principal executive offices)

                                 (778) 835-7980
                            Issuer's telephone number

       Securities to be registered pursuant to Section 12(b) of the Act:

Title of each class                               Name of each exchange on which
to be so registered                               each class is to be registered
-------------------                               ------------------------------
      None                                                    None

       Securities to be registered pursuant to Section 12(g) of the Act:

                                  Common Stock
                                (Title of Class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State issuer's revenues for its most recent fiscal year: Nil

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

$755,000 as at August 29, 2006 based on the last sale's price of our common stock

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

3,510,000 shares of common stock as at August 29, 2006

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

ITEM 1:  DESCRIPTION OF BUSINESS...........................................    3

ITEM 2:  DESCRIPTION OF PROPERTY...........................................   10

ITEM 3:  LEGAL PROCEEDINGS.................................................   10

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............   10

ITEM 5:  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS..........   11

ITEM 6:  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.........   11

ITEM 7:  FINANCIAL STATEMENTS..............................................   14

ITEM 8:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
          FINANCIAL DISCLOSURES............................................   25

ITEM 8A: CONTROLS AND PROCEDURES...........................................   25

ITEM 9:  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS......   26

ITEM 10: EXECUTIVE COMPENSATION............................................   27

ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT....   27

ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................   28

ITEM 13: EXHIBITS AND REPORTS..............................................   28

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES............................   29

                                     PART I

ITEM 1: DESCRIPTION OF BUSINESS

BUSINESS DEVELOPMENT

We intend to become a wind energy electrical generation company, known in the industry as an independent power producer. We are a development stage company that has not generated any revenue from operations since our incorporation on February 25, 2005.

From November 2001 to February 2005, our sole employee, officer and a director, Mr. Chris Craddock, acted as the president of Westgreen Power Development Corp., a private Vancouver, British Columbia based company involved in the development of alternative energy projects in British Columbia and Saskatchewan. We will rely upon Mr. Craddock's experience and the expertise of independent contractors in order to carry out our business plan. The independent contractors that we will retain in this regard are a meteorologist with respect to conducting a wind study and an engineering company with respect to the erection of wind turbines.

We do not have any written agreements in place with any independent contractors. The engineering company that oversees the erection of wind turbines is generally arranged in cooperation with the turbine manufacturer.

To date, we have assessed wind speed data gathered and issued by Environment Canada, a department of the Canadian government, in order to locate areas in the province of Saskatchewan that have the best wind potential. In June 2005, our president, Mr. Chris Craddock, attended various locations in Saskatchewan to personally assess properties that possess promising wind resources. In August 2005, we entered into an agreement with Edward and Charlotte Bothner which provides us with the right to erect a meteorological tower on certain land that comprises 640 acres located in southwestern Saskatchewan situated near the town of Beechy with a legal description of Section 5-22-12 W3M. We paid $500 to Mr. and Mrs. Bothner for this right. We have not executed an agreement with them to erect wind turbines on their property if we discover a sufficient wind resource.

In September 2005, we purchased a meteorological tower and in October 2005, assembled and erected the tower on the Saskatchewan property in order to directly assess the property's potential for an operating wind power project.

Prior to generating any revenue, we must accomplish the following business objectives:

     1. complete the 12 month meteorological tower assessment to determine whether the property possesses sufficient wind to justify the erection of wind turbines. This study will be completed in early October 2006;
     2. enter into agreements for the purchase and sale of the electric power generated by the turbines and for the erection of wind turbines on the land; and
     3. purchase and erect turbines on the property and arrange for the connection of those turbines to Saskatchewan's electrical grid.

WIND POWER DEVELOPMENT IN SASKATCHEWAN

We have chosen to develop a wind power project in the southwest region of the Canadian province of Saskatchewan due to the area's wind potential, government's acceptance of wind power projects and the ease of electricity transmission.

Our review of wind speed data issued by Environment Canada and of a 1994 report prepared for the Saskatchewan Energy Conservation Authority entitled "Assessment of the Wind Potential For Southwest Saskatchewan" suggest that parts of the southwest Saskatchewan region are likely to possess sufficient and consistent wind speeds necessary to justify the creation of a wind power project. This data will also be reviewed by a meteorologist that we retain prior to choosing the site for erecting a meteorological tower that will gather wind data.

The most important criteria for a wind power project is the speed of the wind on a property, measured in meters per second, combined with the number of hours that the wind moves at various speeds. This calculation is referred to as the capacity of the wind resource.

Another significant factor is the property's proximity to the province's electrical transmission lines. This is because we must pay to connect any wind turbines that we erect to this transmission line. These connection costs are typically justified if the property is within 15 miles of the transmission line. The Saskatchewan property is located approximately two miles from the nearest transmission line.

We are also focusing on Saskatchewan due to its Open Access Transmission Tariff, which allows power producers to transmit electricity via the province's electrical grid throughout Saskatchewan and to neighboring jurisdictions. This will allow us to potentially access a broader base of customers seeking electricity.

Currently, Saskatchewan has two wind power projects in operation and one additional project approved for construction.

ACQUIRING A PROPERTY INTEREST

We have acquired the right to erect a meteorological tower on the Saskatchewan property located in southwestern Saskatchewan near the town of Beechy. This property covers one section of land which is equal to one square mile in area, or 640 acres.

The number of turbines that can economically occupy an acre of land depends upon a variety of factors including predominant wind direction, topography and property dimensions. We intend to erect a 50 megawatt wind power project, which typically requires approximately 2,500 acres of land. A megawatt is a unit of electrically power equal to one million watts. In order to erect a project of this size, we would need to acquire the rights to erect turbines on 2,500 acres that are located within two of the meteorological tower that we erect.

In August 2005, we executed an agreement whereby we were permitted to access 640 acres of land located in southwestern Saskatchewan for a period of up to 14 months in order to erect a meteorological tower for the purposes of determining the feasibility of constructing wind turbines on this land. We erected this tower on the property in early October 2005. We own the wind data gathered from the property.

Following the meteorological tower study of the Saskatchewan property, we will have to negotiate a lease or further land access agreement with the owners of the Saskatchewan property and/or surrounding land owners. Typical lease agreements in the sector provide the landowner with annual payments based on the number of turbines erected.

In order for a wind power project to be profitable, we will want to identify a wind resource that yields a capacity factor of over 30%. The capacity factor, sometimes referred to as the load factor, of a wind project is the energy produced during a given period divided by the energy that would have been produced had the project been running continually and at maximum output, eg:

Capacity Factor = electricity production during the period (MWH)
                  installed capacity (MW)x number of hours in period (h)

Since wind energy output is the cube of the wind speed, the number of hours at higher wind speeds is significantly more important than additional hours at lower wind speeds.

WIND ASSESSMENT

In October 2005, we erected a meteorological tower ("MET") on the Saskatchewan property to record various data, including wind speed, wind direction, temperature, and barometric pressure every ten minutes.

As part of this process, we retained a meteorologist who selected the specific site on the property for the MET, and is overseeing the erection of the MET and will monitor and interpret the data recorded by the MET. We expect that the meteorologist's services will cost approximately $4,000.

The one year wind assessment study will be completed in early October 2006. In order to obtain debt financing from a financial institution for a wind power project, financial institutions require a complete year of MET wind data from the property. While we have not had any specific communications with any representative of a debt financing institution, financiers have indicated, on an informal basis, that the 12 month wind study requirement is standard in the industry.

Despite this requirement, we have made an initial determination based upon wind data to date from the MET that the Saskatchewan property contains a wind resource sufficient to justify the erect of a wind power project.

POWER PURCHASE AGREEMENT

Following completion of the MET study, we will try to enter into an agreement to pre-sell the electricity that will be created by our proposed wind power project to a third party, known as a power purchase agreement. Power purchase agreements include clauses regarding the price to be paid for the electricity in cents per kilowatt-hour, the term of the agreement (typically 20 or more years), terms of interconnection costs and termination provisions.

We will likely attempt to sell the electricity that we produce to a utility located in the province of Saskatchewan, in the neighboring provinces of Alberta or Manitoba, or in North Dakota, the neighboring state to the south. We have not entered into any discussions with potential power purchasers and cannot be assured that we will be able to reach an agreement on acceptable terms.

CONSTRUCTION OF WIND POWER PROJECT

If we are able to reach a power purchase agreement with a third party, we will then undertake the construction of a wind power project on the property.

The estimated cost to construct a 50 megawatt wind power project is approximately $67,250,000. This amount consists of the following:

     1.   $250,000 in pre-development costs
     2.   $62,000,000 in wind turbine costs
     3.   $5,000,000 in balance of station costs

Pre-development costs include further wind assessment costs of $100,000, property permitting costs of $50,000, civil engineering costs of $25,000, environmental assessment costs of $20,000, legal fees of $25,000 and travel and general expenses of $30,000.

The wind turbine costs will be for 25 to 35 turbines. Different manufacturers produce several types of turbines at various rated outputs. The correct turbine is decided upon after the wind resource is determined to maximize generation output.

The balance of station costs consist of:

     -    construction of concrete foundations:                      $1,900,000
     -    receiving, installation, checkout and startup of the
          towers and wind turbines:                                  $  350,000
     -    the creation of an initial spare parts inventory:          $  500,000
     -    surveying:                                                 $   20,000
     -    site preparation:                                          $  400,000
     -    electrical collection system:                              $  430,000
     -    control and monitoring equipment:                          $  500,000
     -    operations and maintenance facilities and equipment:       $  200,000
     -    project management and engineering:                        $  150,000
     -    construction insurance:                                    $  100,000
     -    miscellaneous costs:                                       $  300,000
     -    transmission line costs:                                   $  150,000

The above turbine price is an estimate that is negotiated with the supplier. This negotiation includes price, delivery time, delivery penalties, warranties and tower cost.

Banks and other lenders will typically finance up to 75% of wind power project construction costs subject to its review of the wind assessment data and the power purchase agreement that we execute. The lender will ensure that the project has sound fiscal parameters necessary to be profitable, namely the price that we will receive per megawatt hour and the number of megawatts of rated capacity. We have not had any specific communications with any representative of a debt financing institution regarding our proposed wind power project.

We intend to raise the remaining required funding from the sale of our common stock. We do not have any arrangements in place for such financing.

COMPETITIVE BUSINESS CONDITIONS

The wind power and alternative energy businesses are currently experiencing a strong growth phase in Canada. Several developers with existing generating facilities and new developers with current land holdings are engaged in the same business that we intend to enter.

We will be competing with other independent power producers for transmission and supply contracts. As well, coal and oil and gas producers in the region are able to generate and supply electricity to customers at a less expensive price.

Our competitive advantage will be providing electricity generated without greenhouse gas emissions to customers. In 2004, the Canadian government executed the Kyoto Accord, an international treaty whereby countries mutually agree to reduce the amount of greenhouse gases they emit. In order to meet their obligations under the Kyoto Accord, many Canadian utilities must reduce the consumption of electricity generated by fossil fuels such as coal and oil and find environmental alternatives such as wind generated power. However, if electricity purchasers are not prepared to pay higher prices for wind generated power, our ability to execute a power purchase agreement that will result in our profitability will be questionable.

PRINCIPAL SUPPLIERS

The main component of a wind power project is the wind turbines. The wind power business is global with the majority of turbines being manufactured in Europe and the United States. Supply to Canada has been usually been from either Vestas Wind Systems or General Electric Energy. Both of these companies have corporate offices in Canada. However, wind turbine supply is currently scare due to the small total number of wind turbine suppliers and high demand.

GOVERNMENT APPROVALS AND ENVIRONMENTAL LAWS

In order to erect turbines on a property, we may need to apply for and obtain municipal permits relating to zoning and building. Until we determine the exact location of the property that we intend to erect turbines upon, we will not know the specific permitting requirements for our project. However, all of the proposed sites for our wind power project are not near any significant population centers.

Our creation of a wind power project will also involve the excavation of portions of the land and the installation of concrete platforms below the land surface. Before we commence this, we will need to obtain environmental approval from the Saskatchewan provincial government. Any development of this nature is subject to the provisions of the Saskatchewan Environmental Assessment Act. This Act requires that prior to commencing the construction of a wind power project; we must receive approval from Saskatchewan's ministry of the environment. We must apply for approval by completing an environmental impact assessment and statement, as well as by providing public notice of the proposed development. After the public review, usually a 30 day period which may involve public meetings, the ministry makes a final decision regarding the project. An approval may include a number of conditions to reduce environmental impact.

We anticipate that the cost of complying with all environmental laws will cost approximately $20,000. We have not applied for any government approvals to date. We do not expect to apply for any permits or approvals until we have determined whether the Saskatchewan property possesses an adequate wind resource to justify the erection of wind turbines.

EMPLOYEES

We have no employees as of the date of this annual report other than our three directors.

RESEARCH AND DEVELOPMENT EXPENDITURES

We have not incurred any other research or development expenditures since our incorporation.

SUBSIDIARIES

We do not have any subsidiaries.

PATENTS AND TRADEMARKS

We do not own, either legally or beneficially, any patents or trademarks.

RISK FACTORS

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below and the other information in this annual report before investing in our common stock. If any of the following risks occur, our business, operating results and financial condition could be seriously harmed. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment.

IF WE DO NOT OBTAIN ADDITIONAL FINANCING, OUT BUSINESS WILL FAIL.

Our current operating funds are not sufficient to complete our intended business objectives. As of May 31, 2006, we had cash on hand in the amount of $3,001. We anticipate spending $60,000 on annual land lease costs and $67,250,000 on erecting wind turbines on the property upon completion of our wind power study on the Saskatchewan property. Our cash on hand will not cover these costs. We will need to acquire additional financing in order to cover remaining business costs.

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

We do not have any arrangements in place for debt financing or the sale of our securities.

BECAUSE WE HAVE NOT COMMENCED BUSINESS OPERATIONS, WE FACE A HIGH RISK OF BUSINESS FAILURE.

We have not yet commenced business operations as an independent power producer and accordingly, we have no way to evaluate the likelihood that our business will be successful. We were incorporated on February 25, 2005 and to date have been involved primarily in organizational activities and wind assessment of the Saskatchewan property.

Potential investors should be aware of the difficulties normally encountered by development stage companies and the high rate of failure of such enterprises. Prior to earning revenue, of which there is no assurance, we will likely incur costs of about $67,370,000. We therefore expect to incur significant losses in the foreseeable future. If we are unable to acquire a property interest and erect a wind farm on it, we will not earn profits or be able to continue operations.

BECAUSE OUR CONTINUATION AS A GOING CONCERN IS IN DOUBT, WE WILL BE FORCED TO CEASE BUSINESS OPERATIONS UNLESS WE CAN GENERATE PROFITABLE OPERATIONS IN THE FUTURE.

We have incurred losses since our inception. Further losses are anticipated in the development of our business. As a result, there is substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. If we cannot raise financing to meet our obligations, we will be insolvent and will cease business operations.

IF WE ARE NOT ABLE TO OBTAIN AN INTEREST IN A SUITABLE PROPERTY WITH A POTENTIAL WIND RESOURCE, OUR BUSINESS WILL FAIL.

We have entered into an agreement to erect a meteorological tower on a property in southwestern Saskatchewan to determine whether it possesses a sufficient wind resource to justify the erection of wind turbines. However, we do not have an arrangement where we may erect turbines on the property if it contains an economic wind resource.

Even if we are able to reach an agreement to acquire an interest in this property, we may not be able to obtain the financing necessary to complete the lease or purchase. If we are unable to acquire a suitable property interest, our business will fail.

FUTURE CHANGES IN WEATHER PATTERNS COULD NEGATIVELY IMPACT OUR BUSINESS, REDUCING POTENTIAL PROFITABILITY OR CAUSING OUR BUSINESS TO FAIL.

Changes in weather patterns may affect our ability to operate a wind power project on any property we acquire. Wind data that we collect from a meteorological tower may vary from results actually achieved when a wind turbine is installed. Changing global environmental and weather conditions may also affect the reliability of the data relating to a property.

Any wind farm that we develop, no matter where it is located, would be subject to variations in wind and changes in worldwide climatic conditions. Sudden or unexpected changes in environmental and meteorological conditions could reduce the productivity of our wind farm. Climatic weather patterns, whether seasonal or for an extended period of time, resulting in lower, inadequate and/or inconsistent wind speed to propel the wind turbines may render our wind parks incapable of generating adequate, or any, electrical energy.

OUR ABILITY TO ERECT TURBINES ON A PROPERTY IN SASKATCHEWAN WILL BE CONTINGENT UPON US OBTAINING ENVIRONMENTAL AND MUNICIPAL PERMITS. IF WE CANNOT ACQUIRE THESE PERMITS, OUR BUSINESS WILL FAIL.

In order to erect turbines on the Saskatchewan property, we must excavate portions of the land and install concrete platforms below surface. Before we commence this, we will need to obtain environmental and municipal permits from the Saskatchewan provincial government and the town responsible for the property interest we acquire. Depending on environmental impact, our proposed land disturbance may be unacceptable to these government bodies. In addition, the turbines themselves may be seen to have a negative impact on bird migration patterns or on the aesthetics of the region. These factors may prevent us from obtaining necessary permits. In such circumstances, we would be forced to abandon our business plan.

IF WE CANNOT FIND A PARTY TO PURCHASE ELECTRICITY FROM US ON ACCEPTABLE TERMS, WE WILL NOT BE ABLE TO ESTABLISH A WIND POWER PROJECT AND OUR BUSINESS WILL FAIL.

Even if we demonstrate a significant wind resource on a property that we acquire, we may not be able to secure a purchaser for any electricity that we produce on acceptable terms. Without a purchaser for electricity that we potentially produce from a property, we will not be able to proceed with our business plan.

BECAUSE OUR PRESIDENT OWNS 56.98% OF OUR OUTSTANDING COMMON STOCK, HE COULD MAKE AND CONTROL CORPORATE DECISIONS THAT MAY BE DISADVANTAGEOUS TO MINORITY SHAREHOLDERS.

Our president, Chris Craddock, owns approximately 56.98% of the outstanding shares of our common stock. Accordingly, he will have a significant influence in determining the outcome of all corporate transactions or other matters, including mergers, consolidations, and the sale of all or substantially all of our assets. He will also have the power to prevent or cause a change in control. The interests of our director may differ from the interests of the other stockholders and thus result in corporate decisions that are disadvantageous to other shareholders.

BECAUSE MANAGEMENT DOES NOT HAVE ANY TECHNICIAL EXPERIENCE IN THE WIND ENERGY SECTOR, OUR BUSINESS HAS A HIGHER RISK OF FAILURE.

Chris Craddock, our sole director, does not have any technical training in the field of meteorology or engineering, and does not have any experience in wind assessment, or establishing or operating a windfarm. As a result, we may not be able to recognize and take advantage of opportunities in the in the sector without the aid of qualified consultants. As well, with no direct training or experience, our management may not be fully aware of the specific requirements related to working in this industry. His decisions and choices may not be well thought out and our operations, earnings and ultimate financial success may suffer irreparable harm as a result.

BECAUSE WE WILL INCUR SIGNIFICANT COSTS COMPLYING WITH OUR OBLIGATIONS AS A REPORTING ISSER, OUR ABILITY TO ATTAIN PROFITABLE OPERATIONS WILL BE ADVERSELY IMPACTED.

As a reporting issuer, we are required to file periodic reports with the Securities & Exchange Commission, including financial statements and disclosure regarding changes in our operations. We anticipate that we will incur approximately $10,000 per year in order to comply with these reporting requirements. As our operations become more complex, it is anticipated that these costs will increase. These compliance costs will be charged to operations and will negatively impact our ability to attain profitable operations.

BECAUSE ALL OF OUR ASSETS AND OUR DIRECTORS AND OFFICERS ARE LOCATED IN CANADA, U.S. RESIDENTS' ENFORCEMENT OF LEGAL PROCESS MAY BE DIFFICULT.

All of our officers and directors reside in Canada. As well, all of our assets are located in Canada. Accordingly, service of process upon us, or upon individuals related to us, may be difficult or impossible to obtain within the United States. As well, any judgment obtained in the United States against us may not be collectible within the United States.

FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements that involve risks and uncertainties. We use words such as anticipate, believe, plan, expect, future, intend and similar expressions to identify such forward-looking statements. You should not place too much reliance on these forward-looking statements. Our actual results are most likely to differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described in the "Risk Factors" section and elsewhere in this annual report.

ITEM 2: DESCRIPTION OF PROPERTY

We do not own or lease any property.

ITEM 3: LEGAL PROCEEDINGS

There are no legal proceedings pending or threatened against us.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of our fiscal year to a vote of security holders, through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5: MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

Our shares of common stock are quoted for trading on the OTC Bulletin Board under the symbol KEWW. However, no trades of our shares of common stock have occurred through the facilities of the OTC Bulletin Board to the date of this annual report.

We have 32 shareholders of record as at the date of this annual report.

DIVIDENDS

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

     1. we would not be able to pay our debts as they become due in the usual course of business; or
     2. our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends, and we do not plan to declare any dividends in the foreseeable future.

ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Our plan of operations for the twelve months following the date of this annual report is to:

     1. complete the review of wind data from the meteorological tower that has been erected on the Saskatachewan property to assess the wind resource.
     2. commence discussions with potential customers that may be interested in purchasing electricity that would be generated from our potential wind power project, contact wind turbine suppliers regarding the planned purchase and delivery of equipment and seek potential sources of debt and equity financing.

We have erected a meteorological tower on a property in southwest Saskatchewan for the purpose of determining whether the property possesses a wind resource sufficient to justify the erection of wind turbines.

Results from this wind study to date indicate that the Saskatchewan property has a wind resource that warrants the erection of wind turbines. It is now our objective to negotiate a lease with the landowners of the Saskatchewan property and/or surrounding land owners. Currently, all land owners in the area have indicated their preference to retain ownership of their lands and enter into a lease arrangement with us, although we have not reached any formal agreement in this regard. Accordingly, we do not expect to incur any expenses in connection with acquiring a property interest until the wind towers have been erected. Land lease costs are estimated to be $60,000 per annum.

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

We have begun sourcing equity financing to cover the balance of our anticipated costs for the next 12 months and anticipated costs relating to the erection of wind turbines. Until such financing is arranged, we will rely on director loans in order to cover our costs of operations. Our directors have indicated that they are prepared to loan funds to us, but there are no formal arrangements in this regard. They are not legally obligated to loan funds to us.

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

We will attempt to execute a power purchase agreement with a utility in Saskatchewan or a neighboring jurisdiction. The agreement will include the price to be paid for the electricity we produce in cents per kilowatt-hour and the term of the agreement. It will also be subject to us obtaining the necessary financing to proceed with the wind power project.

Debt financiers will only provide us with the financing that we require if our project will be economically viable based on the terms of the power purchase agreement.

RESULTS OF OPERATIONS FOR THE FISCAL YEAR ENDED MAY 31, 2006

We did not earn any revenue during the fiscal year ended May 31, 2006. We do not anticipate earning revenue until we establish a wind resource on a property, secure a power purchase agreement and erect turbines on the land, of which there is no guarantee.

We incurred operating expenses in the amount of $57,544 for the fiscal year, which were comprised of $30,000 in management expense, travel costs of $7,142, meteorological fees of $6,133, professional fees of $5,428, general and administrative expenses of $7,107, land access fees of $850, filing and administration fees of $713 and bank fees of $171.

We have not attained profitable operations and are dependent upon obtaining financing to complete our business plan.

ITEM 7: FINANCIAL STATEMENTS


                           Chang G. Park, CPA, Ph. D.
              * 371 E STREET * CHULA VISTA * CALIFORNIA 91910-2615o
      * TELEPHONE (858) 722-5953 * FAX (858) 408-2695 * FAX (619) 422-1465
                        * E-MAIL changgpark@gmail.com o


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders
Keewatin Windpower Corp.


We have audited the accompanying balance sheet of Keewatin Windpower Corp. (the "Company") as of May 31, 2006 and the related statements of operation, changes in shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Company as of May 31, 2005, and for the period August 26, 1998 (inception) to May 31, 2005 were audited by other auditors whose report dated June 20, 2005, expressed an unqualified opinion on those statements. Their report included an explanatory paragraph regarding going concern.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Keewatin Windpower corp. as of June 30, 2006, and the results of its operation and its cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company's losses from operations raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Chang G. Park, CPA
-----------------------------
CHANG G. PARK, CPA

August 28, 2006
Chula Vista, CA


        Member of the California Society of Certified Public Accountants
          Registered with the Public Company Accounting Oversight Board

                            KEEWATIN WINDPOWER CORP.
                          (A Development Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                         As of              As of
                                                                         May 31,            May 31,
                                                                          2006               2005
                                                                        --------           --------
                                     ASSETS

CURRENT ASSETS
 Cash                                                                   $  3,001           $ 40,844
 Prepaid expenses                                                          1,338              1,335
                                                                        --------           --------
TOTAL CURRENT ASSETS                                                       4,339             42,179

NET PROPERTY & EQUIPMENT                                                  20,096                 --
                                                                        --------           --------

      TOTAL ASSETS                                                      $ 24,435           $ 42,179
                                                                        ========           ========

                  LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Loan payable (related party)                                          $ 22,100           $     --
  Management fees payable                                                 17,700                 --
                                                                        --------           --------
TOTAL CURRENT LIABILITIES                                                 39,800                 --
                                                                        --------           --------

      TOTAL LIABILITIES                                                   39,800                 --

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, ($0.001 par value, 75,000,000 shares
   authorized: 3,510,000 shares issued and outstanding
   as of May 31, 2006 and 2005)                                            3,510              3,510
  Additional paid-in capital                                              50,990             50,990
  Deficit accumulated during development stage                           (69,865)           (12,321)
                                                                        --------           --------

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                     (15,365)            42,179
                                                                        --------           --------

       TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)               $ 24,435           $ 42,179
                                                                        ========           ========

                       See Notes to Financial Statements

                            KEEWATIN WINDPOWER CORP.
                          (A Development Stage Company)
                            Statements of Operations
--------------------------------------------------------------------------------

                                                                            February 25, 2005
                                                                               (inception)
                                   Year ended            Year ended              through
                                     May 31,               May 31,               May 31,
                                      2006                  2005                  2006
                                   -----------           -----------           -----------
REVENUES
  Revenues                         $        --           $        --           $        --
                                   -----------           -----------           -----------
TOTAL REVENUES                              --                    --                    --

OPERATING COSTS
  Management expense                    30,000                 8,700                38,700
  Administrative expenses               27,544                 3,621                31,165
                                   -----------           -----------           -----------
TOTAL OPERATING COSTS                   57,544                12,321                69,865
                                   -----------           -----------           -----------

NET INCOME (LOSS)                  $   (57,544)          $   (12,321)          $   (69,865)
                                   ===========           ===========           ===========

BASIC EARNINGS (LOSS) PER SHARE    $     (0.02)          $     (0.00)
                                   ===========           ===========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING           3,510,000             2,910,768
                                   ===========           ===========

                       See Notes to Financial Statements

                            KEEWATIN WINDPOWER CORP.
                          (A Development Stage Company)
                  Statement of Changes in Stockholders' Equity
             From February 25, 2005 (inception) through May 31, 2006
--------------------------------------------------------------------------------

                                                                                          Deficit
                                                                                        Accumulated
                                                                Common     Additional      During
                                                  Common        Stock       Paid-in     Development
                                                  Stock         Amount      Capital        Stage         Total
                                                  -----         ------      -------        -----         -----
Balance, February 25, 2005                              --     $     --     $    --      $     --       $    --

Common stock issued on March 2, 2005
to founders for cash @ $0.005 per share          2,000,000        2,000       8,000                      10,000

Common stock issued from March 4, 2005 through
March 20, 2005 for cash @ $0.01 per share        1,000,000        1,000       9,000                      10,000

Common stock issued on March 31, 2005
for cash @ $0.05 per share                         100,000          100       4,900                       5,000

Common stock issued on April 7, 2005 through
April 28, 2005 for cash @ $0.05 per share          160,000          160       7,840                       8,000

Common stock issued on May 1, 2005 through
May 25, 2005 for cash @ $0.05 per share            230,000          230      11,270                      11,500

Common stock issued on May 29, 2005
for cash @ $0.50 per share                          20,000           20       9,980                      10,000

Net loss May 31, 2005                                                                     (12,321)      (12,321)
                                                ----------     --------     -------      --------      --------
BALANCE, MAY 31, 2005                            3,510,000        3,510     $50,990      $(12,321)       42,179
                                                ----------     --------     -------      --------      --------
Net loss May 31, 2006                                                                     (57,544)      (57,544)
                                                ----------     --------     -------      --------      --------

BALANCE, MAY 31, 2006                            3,510,000     $  3,510     $50,990      $(69,865)     $(15,365)
                                                ==========     ========     =======      ========      ========

                       See Notes to Financial Statements

                            KEEWATIN WINDPOWER CORP.
                          (A Development Stage Company)
                            Statements of Cash Flows
--------------------------------------------------------------------------------

                                                                                                   February 25, 2005
                                                                                                     (inception)
                                                                Year ended         Year ended          through
                                                                  May 31,            May 31,            May 31,
                                                                   2006               2005               2006
                                                                 --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                              $(57,544)          $(12,321)          $(69,865)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
     Depreication expense                                             717                 --                717
  Changes in operating assets and liabilities:
     (Increase) decrease in prepaid expenses                           (3)            (1,335)            (1,338)
     Increase (decrease) in management fees payable                17,700                 --             17,700
                                                                 --------           --------           --------
         NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES      (39,130)           (13,656)           (52,786)

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of equipment                                        (20,813)                --            (20,813)
                                                                 --------           --------           --------
         NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES      (20,813)                --            (20,813)

CASH FLOWS FROM FINANCING ACTIVITIES
  Common stock issued for cash                                         --             54,500             54,500
  Proceeds from loan payable (related party)                       22,100                 --             22,100
                                                                 --------           --------           --------
         NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES       22,100             54,500             76,600
                                                                 --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                   (37,843)            40,844              3,001

CASH AT BEGINNING OF YEAR                                          40,844                 --                 --
                                                                 --------           --------           --------
CASH AT END OF YEAR                                              $  3,001           $ 40,844           $  3,001
                                                                 ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest paid                                                  $     --           $     --
                                                                 ========           ========
  Income taxes paid                                              $     --           $     --
                                                                 ========           ========

                       See Notes to Financial Statements

                            KEEWATIN WINDPOWER CORP.
                          (A Development Stage Company)
                          Notes to Financial Statements
                           As of May 31, 2006 and 2005


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

BASIC EARNINGS (LOSS) PER SHARE

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

Basic net earnings (loss) per share amounts is computed by dividing the net earnings (loss) by the weighted average number of common shares outstanding. Diluted earnings (loss) per share are the same as basic earnings (loss) per share due to the lack of dilutive items in the Company.

CASH EQUIVALENTS

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

EQUIPMENT

Equipment is carried at cost. Depreciation is computed using a straight-line method over the estimated useful lives of the depreciable property, which range from 3 to 5 years. Management evaluates useful lives regularly in order to
determine   recoverability   taking  into  consideration  current  technological
conditions. Maintenance and repairs are charged to expense as incurred; additions and betterments are capitalized. Upon retirement or disposal of any item of equipment, the cost is and related accumulated depreciation of the disposed assets is removed, and any resulting gain or loss is credited or charged to operations.

                            KEEWATIN WINDPOWER CORP.
                          (A Development Stage Company)
                          Notes to Financial Statements
                           As of May 31, 2006 and 2005


NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

INCOME TAXES

Income taxes are provided in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the periods presented. Actual results could differ from those estimates.

Significant estimates made by management are, among others, realizability of long-lived assets, deferred taxes and stock option valuation. Management reviews its estimates on a quarterly basis and, where necessary, makes adjustments prospectively.

NEW ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires the use of the purchase method of accounting and prohibits the use of the pooling of interests method of accounting for business combinations initiated after June 30, 2001. SFAS No. 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS No. 141 applies to all business combinations initiated after June 30, 2001, and for purchase business combinations completed on or after July 1, 2001. Upon adoption of SFAS No. 142, it also requires that the Company reclassify, if necessary, the carrying amounts of intangible assets and goodwill, based on the criteria in SFAS No. 141. SFAS No. 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment, at least annually. In addition, SFAS No. 142 requires that the Company identify reporting units for the purpose of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. The effect of adoption of these statements is not expected to be material.

In July 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, and will require companies to record a liability for asset retirement obligation in the period in which they are incurred. Adoption of this statement is not expected to be material.

                            KEEWATIN WINDPOWER CORP.
                          (A Development Stage Company)
                          Notes to Financial Statements
                           As of May 31, 2006 and 2005


NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, in that it removes goodwill from its impairment scope and allows for different approaches in cash flow estimation. However, SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of. SFAS No. 144 also supersedes the business segment concept in Accounting Principles Board Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, in that it permits presentation of a component of an entity, whether classified as held for sale or disposed of, as a discontinued operation. However, SFAS No. 144 retains the requirement of Accounting Principals Board Opinion No. 30 to report discontinued operations separately from continuing operations. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001 with earlier application encouraged. Implementation of SFAS No. 144 will not have a material effect on the Company's results of operations or financial position.

In July 2002, the Financial Accounting Standards Board issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS No.146 is effective for exit or disposal activities that are initiated after December 31, 2002. Management is evaluating the effect of this statement on the Company's results of operations and financial position.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, which amends SFAS No. 133 for certain decisions made by the FASB Derivatives Implementation Group.
 In particular, SFAS No. 149 (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying instrument to conform it to language used in FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and (4) amends certain other existing pronouncements. This Statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. In addition, most provisions of SFAS No. 149 are to be applied prospectively. Management does not expect the adoption of SFAS No. 149 to have a material impact on our financial position, cash flows or results of operations.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS 150"). SFAS 150 changes the accounting for certain financial instruments that under previous guidance issuers could account for as equity. It requires that those instruments be classified as liabilities in balance sheets. The guidance in SFAS 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective on July 1, 2003. The adoption of SFAS 150 did not have any material impact on its financial position, cash flows or results of operations.

                            KEEWATIN WINDPOWER CORP.
                          (A Development Stage Company)
                          Notes to Financial Statements
                           As of May 31, 2006 and 2005


NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

On December 16, 2004, the Financial Accounting Standards Board ("FASB") published Statement of Financial Accounting Standards No. 123 (Revised 2004), Shared-Based Payment ("SFAS 123R). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R are effective as of the first interim period that begins after June 15, 2005. Accordingly, the Company will implement the revised standard in the third quarter of fiscal year 2005. Currently, the Company accounts for its share-based payment transactions under the provisions of APB 25, which does not necessarily require the recognition of compensation cost in the financial statements. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position

On December 16, 2004, FASB issued Statement of Financial Accounting Standards No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary transactions ("SFAS 153"). This statement amends APB Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception of exchanges of nonmonetary assets that do not have commercial substance. Under SFAS 153, if a nonmonetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. SFAS 153 is effective for nonmonetary transactions in fiscal periods that begin after June 15, 2005. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

NOTE 3. EQUIPMENT

Equipment at May 31, 2006 and 2005 consisted of the following:

                                         2006               2005
                                       --------           --------
     Equipment                         $ 20,813           $     --
     Accumulated depreciation              (717)                --
                                       --------           --------
     Equipment, net                    $ 20,096           $     --
                                       ========           ========

Depreciation expense charged to operations was $717 and -0- for the years ended May 31, 2006 and 2005, respectively.

NOTE 4. WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common.

                            KEEWATIN WINDPOWER CORP.
                          (A Development Stage Company)
                          Notes to Financial Statements
                           As of May 31, 2006 and 2005


NOTE 5. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company generated net losses of $69,865 during the period from February 25, 2005 (inception) to May 31, 2006. This condition raises substantial doubt about the Company's ability to continue as a going concern.

Management plans to raise additional funds through debt or equity offerings. Management has yet to decide what type of offering the Company will use or how mush capital the company will attempt to raise. There is no guarantee that the Company will be able to raise any capital through any type of offerings.

NOTE 6. RELATED PARTY TRANSACTION

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

During the year ended May 31, 2006 Chris Craddock, a director and principal shareholder of the company, advanced the company funds in the amount of $22,100. The balance is unsecured and interest free with no specified terms of repayment.

During the year ended May 31, 2006 Chris Craddock, a director and principal shareholder of the company, pursuant to a management agreement, was to be paid $30,000. The company paid Mr. Craddock $12,300 in cash and has accrued $17,700 in management fees payable. There are no specified terms of payment on the accrued amount.

NOTE 7. INCOME TAXES

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

                                            As of May 31,      As of May 31,
                                                2006               2005
                                              --------           --------
     Deferred tax assets:
     Net operating tax carryforwards          $ 23,754           $  4,189
     Other                                           0                  0
                                              --------           --------
     Gross deferred tax assets                  23,754              4,189
     Valuation allowance                       (23,754)            (4,189)
                                              --------           --------

     Net deferred tax assets                  $      0           $      0
                                              ========           ========

                            KEEWATIN WINDPOWER CORP.
                          (A Development Stage Company)
                          Notes to Financial Statements
                           As of May 31, 2006 and 2005


NOTE 7. INCOME TAXES (CONTINUED)

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

NOTE 8. SCHEDULE OF NET OPERATING LOSSES

As of May 31, 2006 and 2005, the Company has a net operating loss  carryforwards
of  approximately  $69,865  and  $12,321,   respectively.   Net  operating  loss
carryforward expires twenty years from the date the loss was incurred.

NOTE 9. STOCK TRANSACTIONS

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

From March 31 through May 25, 2005 the Company issued 490,000 shares of common stock for cash of $24,500 ($0.05 per share).

From May 26 through May 30, 2005 the Company issued 20,000 shares of common stock for cash of $10,000 ($0.50 per share).

As of May 31, 2006 and 2005, the Company had 3,510,000 shares of common stock issued and outstanding.

NOTE 10. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of May 31, 2006 and 2005:

     * Common stock, $ 0.001 par value: 75,000,000 shares authorized; 3,510,000 shares issued and outstanding.

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A:  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS

We evaluated the effectiveness of our disclosure controls and procedures as of the end of the 2006 fiscal year. This evaluation was conducted with the participation of our chief executive officer and our principal accounting officer.

Disclosure controls are controls and other procedures that are designed to ensure that information that we are required to disclose in the reports we file pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported.

LIMITATIONS ON THE EFFECTIVE OF CONTROLS

Our management does not expect that our disclosure controls or our internal controls over financial reporting will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, but no absolute, assurance that the objectives of a control system are met. Further, any control system reflects limitations on resources, and the benefits of a control system must be considered relative to its costs. These limitations also include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of a control. A design of a control system is also based upon certain assumptions about potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

CONCLUSIONS

Based upon his evaluation of our controls, our chief executive officer and principal accounting officer has concluded that, subject to the limitations noted above, the disclosure controls are effective providing reasonable assurance that material information relating to us is made known to management on a timely basis during the period when our reports are being prepared. There were no changes in our internal controls that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls.

                                    PART III

ITEM 9: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

                                                            Served as a Director
Name                 Age       Position with Registrant        or Officer Since
----                 ---       ------------------------        ----------------
Chris Craddock        48       President, C.E.O.,              February 25, 2005
                               Secretary, Treasurer,
                               Principal accounting officer,
                               principal financial officer,
                               promoter and director

William Iny           56       Director                        May 23, 2006

Greg Yanke            36       Director                        May 23, 2006

The following describes the business experience of our directors and executive officers, including other directorships held in reporting companies:

MR. CHRIS CRADDOCK has acted as our President, chief executive officer, treasurer, secretary, principal financial and accounting officer and as a director since our incorporation on February 25, 2005. From November 2001 to February 2005, Mr. Craddock acted as the president of Westgreen Power Development Corp., a private Vancouver, British Columbia based company involved in the development of alternative energy projects in British Columbia and Saskatchewan.

From March 2000 to August 2003, he acted as a director of New Market Ventures Inc., a British Columbia reporting company that acquired and operated Russell Brewing Company Ltd., a Surrey, British Columbia based microbrewery.

Mr. Craddock currently devotes 100% of his business time to our affairs.

MR. WILLIAM INY has acted as one of our directors since May 23, 2006. Since 1981, Mr. Iny has acted as the principal of Abra Management Corporation, a private company involved in real estate development, franchising and in providing consulting and financing services to private and public companies. He was also a co-founder and director of Empire Stock Transfer Inc., a Las Vegas, Nevada based registrar and transfer agent registered with the United States Securities & Exchange Commission.

Mr. Iny currently devotes 10% of his business time to our affairs.

Mr. Greg Yanke has acted as one of our directors since May 23, 2006. Mr. Yanke has been self-employed as a securities lawyer and principal of Gregory S. Yanke Law Corporation since February 2000. He is a graduate of the University of British Columbia, receiving Bachelor degrees in Political Science (1991) and Law
(1994). He is a member in good standing with the Law Society of British Columbia. Mr. Yanke has previously acted as a director and officer of various Canadian and United States reporting companies.

Although, Mr. Yanke does not currently act as a director or officer of any other reporting issuer, he has previously acted as a director or officer of the following United States, British Columbia and/or Alberta reporting companies in the past five years: Surforama.com, Inc., Candorado Operating Company Ltd., Iciena Ventures Inc., Big Bar Gold Corporation, Mutapa Copper and Cobalt Inc., Algorithm Media Inc., Diamcor Mining Inc., Merrex Resources Inc., Arcland Resources Inc., Alberta Star Development Corp., Goldstrike Inc., Tamarack Ventures, Inc., Panterra Exploration Corp., Randsburg International Gold Corp., Big Star Energy Inc. and Landstar Properties Inc.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms we received, we believe that during the fiscal year ended May 31, 2006 all such filing requirements applicable to our officers and directors were complied with exception that reports were filed late by the following persons:

                                      Number      Transactions    Known Failures
                                      of late      Not Timely        to File a
Name and principal position           Reports       Reported       Required Form
---------------------------           -------       --------       -------------
Chris Craddock                           0             0                  0
(President and director)

William Iny                              0             0                  0
(Director)

Greg Yanke                               0             0                  0
(Director)

ITEM 10: EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal year ended May 31, 2006.

                                          Annual Compensation            Long Term Compensation
                                   --------------------------------   --------------------------------
                                                          Other       Restricted
                                                          Annual        Stock     Options/    LTIP       All Other
Name         Title       Year      Salary      Bonus   Compensation    Awarded    SARs(#)   Payouts($)  Compensation
----         -----       ----      ------      -----   ------------    -------    -------   ----------  ------------
Chris       President     2006     $30,000       0           0            0          0         0              0
Craddock                  2005     $ 7,500       0           0            0          0         0              0

ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our shares of common stock at August 29, 2006 by (i) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, (ii) each of our directors, (iii) our executive officers, and (iv) by all of our directors and executive officers as a group. Each person named in the table, has sole voting and investment power with respect to all shares shown as beneficially owned by such person and can be contacted at our executive office address.

                                                     Amount of
Title of       Name and Address                      Beneficial       Percent
Class          of Beneficial Owner                   Ownership        of Class
-----          -------------------                   ---------        --------
COMMON         Chris Craddock                        2,000,000         56.98%
STOCK          President, Chief
               Executive Officer
               Secretary, Treasurer
               and a Director
               1294 Emery Place, Suite 44
               North Vancouver, B.C., Canada

COMMON         William Iny                              Nil             0.00%
STOCK          Director
               409 Granville St., Suite 603
               Vancouver, BC, Canada

COMMON         Greg Yanke                               Nil             0.00%
STOCK          Director
               675 W. Hastings St., Suite 200
               Vancouver, BC, Canada

COMMON         All officers and directors            2,000,000         56.98%
STOCK          as a group that consists of             shares
               two people

The percent of class is based on 3,510,000 shares of common stock issued and outstanding as of the date of this annual report.

ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We are a party to a management agreement with our sole director, Chris Craddock, whereby we pay him management fees of $2,500 per month.

Otherwise, none of our directors or officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to all of our outstanding shares, nor any promoter, nor any relative or spouse of any of the foregoing persons has any material interest, direct or indirect, in any transaction since our incorporation or in any presently proposed transaction which, in either case, has or will materially affect us.

Our management is involved in other business activities and may, in the future become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between our business and their other business interests. In the event that a conflict of interest arises at a meeting of our directors, a director who has such a conflict will disclose his interest in a proposed transaction and will abstain from voting for or against the approval of such transaction.

ITEM 13: EXHIBITS AND REPORTS

      Exhibit
      Number              Description
      ------              -----------
       3.1*       Articles of Incorporation
       3.2*       Bylaws
      10.1*       Management Agreement
      10.2**      Consent to Entry/Right of Access Agreement
      31.1        Certification pursuant to Rule 13a-14(a) under the
                  Securities Exchange Act of 1934
      31.2        Certification pursuant to Rule 13a-14(a) under the
                  Securities Exchange Act of 1934
      32.1        Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
      32.2        Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

----------
* filed as an exhibit to our registration statement on Form SB-2 dated July 14, 2005
** filed as an exhibit to our registration statement on Form SB-2 dated September 29, 2005

REPORTS ON FORM 8-K

We have filed a report on Form 8-K announcing the appointment of William Iny and Greg Yanke as our directors effective May 23, 2006.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our principal accountants, Chang G. Park, Certified Public Accountants, rendered invoices to us during the fiscal periods indicated for the following fees and services:

                               Fiscal year ended     Inception (Feb 25, 2005)
                                  May 31, 2006           to May 31, 2005
                                  ------------           ---------------
     Audit fees                    $2,500                      Nil
     Audit-related fees               Nil                      Nil
     Tax fees                         Nil                      Nil
     All other fees                   Nil                      Nil

Audit fees consist of fees related to professional services rendered in connection with the audit of our annual financial statements, the review of the financial statements included in each of our quarterly reports on Form 10-QSB.

Our policy is to pre-approve all audit and permissible non-audit services performed by the independent accountants. These services may include audit services, audit-related services, tax services and other services. Under our audit committee's policy, pre-approval is generally provided for particular services or categories of services, including planned services, project based services and routine consultations. In addition, we may also pre-approve particular services on a case-by-case basis. We approved all services that our independent accountants provided to us in the past two fiscal years.

                                   SIGNATURES

Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Keewatin Windpower Corp.


By /s/ Chris Craddock
  --------------------------------
  Chris Craddock
  President, CEO & Director
  Date: August 29, 2006

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By /s/ Chris Craddock
  --------------------------------
  Chris Craddock
  President, CEO & Director
  Date: August 29, 2006


By /s/ William Iny
  --------------------------------
  William Iny
  Director
  Date: August 29, 2006


By /s/ Greg Yanke
  --------------------------------
  Greg Yanke
  Director
  Date: August 29, 2006