Form 10QSB
period 2006-08-31
Keewatin Windpower Corp.
filed 2006-10-13
CIK 1332445

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                 Quarterly Report Under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                      For the Period ended August 31, 2006

                        Commission File Number 333-126580


                            KEEWATIN WINDPOWER CORP.
        (Exact name of small business issuer as specified in its charter)


        Nevada                                                 Applied For
(State of incorporation)                                (IRS Employer ID Number)


                           603 - 409 Granville Street
                             Vancouver, B.C. V6C 1T2
                                 (778) 835-7980
          (Address and telephone number of principal executive offices)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X] Yes [ ] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [ X ] No

There were 10,530,000 shares of Common Stock outstanding as of October 13, 2006.

ITEM 1. FINANCIAL STATEMENTS

                            KEEWATIN WINDPOWER CORP.
                          (A Development Stage Company)
                                  Balance Sheet
--------------------------------------------------------------------------------

                                                                   As of              As of
                                                                  August 31,          May 31,
                                                                    2006               2006
                                                                  --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                            $    164           $  3,001
  Prepaid expenses                                                      29              1,338
                                                                  --------           --------
TOTAL CURRENT ASSETS                                                   193              4,339

NET PROPERTY & EQUIPMENT                                            19,056             20,096
                                                                  --------           --------

      TOTAL ASSETS                                                $ 19,249           $ 24,435
                                                                  ========           ========

                      LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                   4,122                 --
  Loan payable (related pary)                                       22,100             22,100
  Management fee payable                                            22,600             17,700
                                                                  --------           --------
TOTAL CURRENT LIABILITIES                                           48,822             39,800
                                                                  --------           --------

      TOTAL LIABILITIES                                           $ 48,822           $ 39,800

STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 75,000,000 shares
   authorized: 3,510,000 shares issued and outstanding
   as of August 31, 2006 and May 31, 2006)                           3,510              3,510
  Additional paid-in capital                                        50,990             50,990
  Deficit accumulated during development stage                     (84,073)           (69,865)
                                                                  --------           --------
TOTAL STOCKHOLDERS' EQUITY                                         (29,573)           (15,365)
                                                                  --------           --------

       TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                   $ 19,249           $ 24,435
                                                                  ========           ========

                       See Notes to Financial Statements

                            KEEWATIN WINDPOWER CORP.
                          (A Development Stage Company)
                            Statements of Operations
--------------------------------------------------------------------------------

                                                                                     February 25, 2005
                                           Three Months          Three Months           (inception)
                                              Ended                 Ended                 through
                                             August 31,            August 31,            August 31,
                                               2006                  2005                  2006
                                            -----------           -----------           -----------
REVENUES
  Revenues                                            $                     $           $        --
                                            -----------           -----------           -----------
TOTAL REVENUES                                       --                    --                    --

GENERAL & ADMINISTRATIVE EXPENSES
  Management expense                              7,500                 8,900                46,200
  Administrative expenses                         6,708                10,291                37,873
                                            -----------           -----------           -----------
TOTAL GENERAL & ADMINISTRATIVE EXPENSES          14,208                19,191                84,073
                                            -----------           -----------           -----------

NET INCOME (LOSS)                           $   (14,208)          $   (19,191)          $   (84,073)
                                            ===========           ===========           ===========

BASIC EARNINGS (LOSS) PER SHARE             $     (0.00)          $     (0.01)
                                            ===========           ===========

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                    3,510,000             2,910,768
                                            ===========           ===========

                       See Notes to Financial Statements

                            KEEWATIN WINDPOWER CORP.
                          (A Development Stage Company)
                  Statement of Changes in Stockholders' Equity
           From February 25, 2005 (inception) through August 31, 2006
--------------------------------------------------------------------------------

                                                                                          Deficit
                                                                                        Accumulated
                                                                Common     Additional      During
                                                  Common        Stock       Paid-in     Development
                                                  Stock         Amount      Capital        Stage         Total
                                                  -----         ------      -------        -----         -----
Balance, February 25, 2005                              --     $     --     $    --      $     --       $    --

Common stock issued on March 2, 2005
to founders for cash @ $0.005 per share          2,000,000        2,000       8,000                      10,000

Common stock issued from March 4, 2005 through
March 20, 2005 for cash @ $0.01 per share        1,000,000        1,000       9,000                      10,000

Common stock issued on March 31, 2005
for cash @ $0.05 per share                         100,000          100       4,900                       5,000

Common stock issued on April 7, 2005 through
April 28, 2005 for cash @ $0.05 per share          160,000          160       7,840                       8,000

Common stock issued on May 1, 2005 through
May 25, 2005 for cash @ $0.05 per share            230,000          230      11,270                      11,500

Common stock issued on May 29, 2005
for cash @ $0.50 per share                          20,000           20       9,980                      10,000

Net loss May 31, 2005                                                                     (12,321)      (12,321)
                                                ----------     --------     -------      --------      --------
BALANCE, MAY 31, 2005                            3,510,000        3,510     $50,990      $(12,321)       42,179
                                                ----------     --------     -------      --------      --------
Net loss May 31, 2006                                                                     (57,544)      (57,544)
                                                ----------     --------     -------      --------      --------

BALANCE, MAY 31, 2006                            3,510,000     $  3,510     $50,990      $(69,865)     $(15,365)

Net loss August 31, 2006                                                                  (14,208)      (14,208)
                                                ----------     --------     -------      --------      --------
BALANCE, AUGUST 31, 2006                         3,510,000     $  3,510     $50,990      $(84,073)     $(29,573)
                                                ==========     ========     =======      ========      ========

                       See Notes to Financial Statements

                            KEEWATIN WINDPOWER CORP.
                          (A Development Stage Company)
                            Statements of Cash Flows
--------------------------------------------------------------------------------

                                                                                                  February 25, 2005
                                                               Three Months       Three Months       (inception)
                                                                  Ended              Ended             through
                                                                 August 31,         August 31,         August 31,
                                                                   2006               2005               2006
                                                                 --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                              $(14,208)          $(19,191)          $(84,073)
  Adjustments to reconcile  net loss to net cash provided
   by (used in) operating activites:
    Depreciation                                                    1,040                 --              1,757
  Changes in operating assets and liabilities:
    (Increase) decrease in prepaid expenses                         1,309             (1,941)               (29)
    Increase (decrease) in accounts payable                         4,122                 --              4,122
    Increase (decrease) in management fee payable                   4,900                 --             22,600
                                                                 --------           --------           --------
        NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES        (2,837)           (21,132)           (55,623)

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of equipment                                         20,813
                                                                 --------           --------           --------
        NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES            --                 --            (20,813)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from loan payable (related party)                       22,100
  Common stock issued for cash                                         --                 --             54,500
                                                                 --------           --------           --------
        NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES            --                 --             76,600
                                                                 --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                    (2,837)           (21,132)               164

CASH AT BEGINNING OF PERIOD                                         3,001             40,844                 --
                                                                 --------           --------           --------
CASH AT END OF PERIOD                                            $    164           $ 19,712           $    164
                                                                 ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest paid                                                  $     --           $     --           $     --
                                                                 ========           ========           ========
  Income taxes paid                                              $     --           $     --           $     --
                                                                 ========           ========           ========

                       See Notes to Financial Statements

                            KEEWATIN WINDPOWER CORP.
                          (A Development Stage Company)
                          Notes to Financial Statements
                         As of August 31, 2006 and 2005


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

Basic net earnings (loss) per share amounts are computed by dividing the net earnings (loss) by the weighted average number of common shares outstanding. Diluted earnings (loss) per share are the same as basic earnings (loss) per share due to the lack of dilutive items in the Company.

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

                            KEEWATIN WINDPOWER CORP.
                          (A Development Stage Company)
                          Notes to Financial Statements
                         As of August 31, 2006 and 2005


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

NOTE 3. EQUIPMENT

Equipment at August 31, 2006 and 2005 consisted of the following:

                                              2006                 2005
                                            ---------            ---------
     Equipment                              $  20,813            $      --
     Accumulated depreciation                 (15,757)                  --
                                            ---------            ---------
     Equipment, net                         $  19,056            $      --
                                            =========            =========

Depreciation expense charged to operations was $1, 040 and -0- for the quarters ended August 31, 2006 and 2005, respectively.

NOTE 4. WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common.

                            KEEWATIN WINDPOWER CORP.
                          (A Development Stage Company)
                          Notes to Financial Statements
                         As of August 31, 2006 and 2005


NOTE 5. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company generated net losses of $84,073 during the period from February 25, 2005 (inception) to August 31, 2006. This condition raises substantial doubt about the Company's ability to continue as a going concern.

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

Since inception through the period ended August 31, 2006 Chris Craddock, a director and principal shareholder of the company, advanced the company funds in the amount of $22,100. The balance is unsecured and interest free with no specified terms of repayment.

From inception through the period ended August 31, 2006 Chris Craddock, a director and principal shareholder of the company, pursuant to a management agreement, was to be paid $37,500. The company paid Mr. Craddock $14,900 in cash and has accrued $22,600 in management fees payable. There are no specified terms of payment on the accrued amount.

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

                                           As of August 31,     As of August 31,
                                                 2006                 2005
                                               --------             --------

     Deferred tax assets:
     Net operating tax carryforwards           $ 28,585             $ 10,714
     Other                                            0                    0
                                               --------             --------
     Gross deferred tax assets                   28,585               10,714
     Valuation allowance                        (28,585)             (10,714)
                                               --------             --------

     Net deferred tax assets                   $      0             $      0
                                               ========             ========

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

NOTE 8. SCHEDULE OF NET OPERATING LOSSES

As of August 31, 2006 and 2005, the Company has a net operating loss carryforwards of approximately $84,073 and $31,512, respectively. Net operating loss carryforward expires twenty years from the date the loss was incurred.

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

As of August 31, 2006 and 2005, the Company had 3,510,000 shares of common stock issued and outstanding.

NOTE 10.  STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of August 31, 2006 and 2005:

     * Common stock, $ 0.001 par value: 75,000,000 shares authorized; 3,510,000 shares issued and outstanding.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

We are still in our development stage and have generated no revenue to date.

We incurred operating expenses of $13,492 for the three-month period ended August 31, 2006. These expenses consisted of management fees of $7,500, travel expenses of $1,387, professional fees of $230, audit and accounting fees of $4,000, general and administrative expenses of $25, depreciation expense of $323 and bank fees of $27.

At August 31, 2006, we had cash on hand of $164. At the same date, our liabilities were $48,822 consisting of $22,100 in loans from our president, Chris Craddock, management fees payable of $22,600 and accounts payable of $4,122.

Our auditors have expressed their doubt about our ability to continue as a going concern unless we are able to generate profitable operations.

LIQUIDITY AND CAPITAL RESOURCES

Our current operating funds are not sufficient to complete our intended business objectives. As of August 31, 2006, we had cash on hand in the amount of $164. We anticipate spending $60,000 on annual land lease costs and $67,250,000 on erecting wind turbines on our proposed Saskatchewan windpower project. We will need to acquire additional financing in order to cover remaining business costs.

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

PLAN OF OPERATIONS

Our plan of operations for the twelve months is to commence discussions with potential customers that may be interested in purchasing electricity that would be generated from our potential wind power project, contact wind turbine suppliers regarding the planned purchase and delivery of equipment and seek potential sources of debt and equity financing.

We erected a meteorological tower on a property in southwest Saskatchewan for the purpose of determining whether the property possesses a wind resource sufficient to justify the erection of wind turbines. This 12 month study was recently completed.

We have determined that the Saskatchewan property has a wind resource that warrants the erection of wind turbines. We must now negotiate a lease, purchase or further land access agreement with the landowners and/or surrounding land owners of the Saskatchewan property. Currently, all land owners in the area have indicated their preference to retain ownership of their lands and enter into a lease arrangement with us, although we have not reached any formal agreement in this regard. Accordingly, we do not expect to incur any expenses in connection with acquiring a property interest until the wind towers have been erected. Annual land lease costs are estimated to be $60,000.

Over the next 12 months, we anticipate spending $120,000 on administrative costs, including management fees payable to our president, professional fees and general business expenses, including costs related to complying will our filing obligations as a reporting company.

We also anticipate that we will incur approximately $20,000 per year in order to comply with reporting requirements. As our operations become more complex, it is anticipated that these costs will increase. We intend to cover these costs from current cash on hand.

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

CRITICAL ACCOUNTING POLICIES

The unaudited financial statements as of August 31, 2006 included herein have been prepared without audit pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with general accepted accounting procedures have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with our May 31, 2006 audited financial statements and notes thereto, which can be found in our Form 10K-SB Annual Statement on the SEC website at www.sec.gov under our SEC File Number 333-126580.

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

                           PART II - OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

The following exhibits are included with this registration statement filing. Those marked with an asterisk and required to be filed hereunder, are incorporated by reference and can be found in their entirety in our original Form SB-2 Registration Statement, filed under SEC File Number 333-126580, at the SEC website at www.sec.gov:

Exhibit No.                Description
-----------                -----------
 31.1 Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
 31.2 Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
 32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
 32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Reports filed on Form 8-K during the quarter ended August 31, 2006:

         Qualifying Event                                     File Date
         ----------------                                     ---------
Election of Directors filed                                   8/14/06
Change in Registrant's Certifying Accountant                  8/25/06

                                   SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

October 13, 2006           Keewatin Windpower Corp., Registrant


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

October 13, 2006           Keewatin Windpower Corp., Registrant


                           By: /s/ Chris Craddock
                              --------------------------------------------------
                              Chris Craddock, President, Treasurer, Chief
                              Executive Officer and Principal Accounting Officer