Form 10QSB
period 2006-11-30
Keewatin Windpower Corp.
filed 2007-01-22
CIK 1332445

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the quarterly period ended November 30, 2006

[ ] Transition Report under 13 or 15(d) of the Exchange Act

    For the transition period from ______________ to ______________

                        Commission File Number 333-126580


                          Keewatin Windpower Corp.
       (Exact name of small Business Issuer as specified in its charter)

          Nevada                                            Pending
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

     409 Granville Street, Suite 603
          Vancouver, BC, Canada                              V6C 1T2
(Address of principal executive offices)                    (Zip Code)

                   Issuer's telephone number: (778) 835-7980

                                       N/A
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 10,530,000 shares of $0.001 par value common stock outstanding as of January 22, 2007.

Keewatin Windpower Corp.
(A Development Stage Company)
Balance Sheet
(Expressed in US Dollars)
(unaudited)

                                                                November 30,         May 31,
                                                                   2006               2006
                                                                    $                  $
                                                                 --------           --------
ASSETS

Current Assets
  Cash and cash equivalents                                       449,549              3,001
  Short term investment                                            50,000                 --
  Prepaid expenses                                                     --              1,338
                                                                 --------           --------

Total Current Assets                                              499,549              4,339

Property and equipment, net (Note 4)                               18,016             20,096
                                                                 --------           --------

Total Assets                                                      517,565             24,435
                                                                 ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Liabilities
  Accounts payable                                                  3,177                 --
  Accrued liabilities                                               1,280                 --
  Loans payable to related party (Note 5)                          27,100             22,100
  Management fees payable (Note 5)                                 30,100             17,700
                                                                 --------           --------

Total Liabilities                                                  61,657             39,800
                                                                 --------           --------
Contingencies (Note 2)

Stockholders' Equity (Deficiency)
  Preferred Stock:
    Authorized: 10,000,000 shares, $0.001 par value
    Issued and outstanding: None                                       --                 --
  Common Stock:
    Authorized: 100,000,000 shares, $0.001 par value
    Issued and outstanding: 10,530,000 shares
    (May 31, 2006 - 10,530,000 shares)                             10,530             10,530
  Additional paid-in capital                                       43,970             43,970
  Common stock subscribed (Note 6)                                500,500                 --
  Deficit accumulated during the development stage                (99,092)           (69,865)
                                                                 --------           --------

Total Stockholders' Equity (Deficiency)                           455,908            (15,365)
                                                                 --------           --------

Total Liabilities and Stockholders' Equity (Deficiency)           517,565             24,435
                                                                 ========           ========

   (The accompanying notes are an integral part of these financial statements)

Keewatin Windpower Corp.
(A Development Stage Company)
Statements of Operations
(Expressed in US Dollars)
(unaudited)

                                Accumulated from
                               February 25, 2005      For the         For the         For the        For the
                              (Date of Inception)   Three Months    Three Months    Six Months     Six Months
                                       To              Ended           Ended           Ended          Ended
                                   November 30,     November 30,    November 30,    November 30,   November 30,
                                      2006             2006            2005            2006           2005
                                        $                $               $               $              $
                                   ----------       ----------      ----------      ----------     ----------
Expenses
  Management fees                      53,700            7,500           2,500          15,000         11,400
  General and administrative           45,392            7,519           3,028          14,227         13,319
                                   ----------       ----------      ----------      ----------     ----------

Net loss                               99,092           15,019           5,528          29,227         24,719
                                   ==========       ==========      ==========      ==========     ==========
Net loss per common share -
basic and diluted                                           --              --              --             --
                                                    ==========      ==========      ==========     ==========
Weighted average number of
common stock outstanding                            10,530,000      10,530,000      10,530,000     10,530,000
                                                    ==========      ==========      ==========     ==========

   (The accompanying notes are an integral part of these financial statements)

Keewatin Windpower Corp.
(A Development Stage Company)
Statements of Cash Flows
(Expressed in US Dollars)
(unaudited)

                                               Accumulated from
                                               February 25, 2005
                                              (Date of Inception)    Six Months         Six Months
                                                      To                Ended              Ended
                                                  November 30,       November 30,       November 30,
                                                     2006               2006               2005
                                                      $                  $                  $
                                                   --------           --------           --------
Operating activities
  Net loss for the period                           (99,092)           (29,227)           (24,719)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Depreciation                                      2,797              2,080                 --
  Changes in operating assets and liabilities:
    Deposit                                              --                 --            (30,000)
    Prepaid expenses                                     --              1,338             (1,230)
    Accounts payable and accrued liabilities          4,457              4,457                 --
    Management fees payable                          30,100             12,400                 --
                                                   --------           --------           --------

Net cash flows (used in) operating activities       (61,738)            (8,952)           (55,949)
                                                   --------           --------           --------
Investing activities
  Purchase of equipment                             (20,813)                --                 --
  Purchase of short term investment                 (50,000)           (50,000)                --
                                                   --------           --------           --------

Net cash flows (used in) investing activities       (70,813)           (50,000)                --
                                                   --------           --------           --------
Financing activities
  Proceeds from common stock issuances               54,500                 --                 --
  Proceeds from common stock subscriptions          500,500            500,500                 --
  Proceeds from loans payable to related party       27,100              5,000             17,200
                                                   --------           --------           --------

Net cash flows provided by financing activities     582,100            505,500             17,200
                                                   --------           --------           --------

Increase (decrease) in cash and cash equivalents    449,549            446,548            (38,749)

Cash and cash equivalents - beginning of period          --              3,001             40,844
                                                   --------           --------           --------

Cash and cash equivalents - end of period           449,549            449,549              2,095
                                                   ========           ========           ========
Cash and cash equivalents consist of:
  Cash in bank                                                          49,549              2,095
  Term deposit                                                         400,000                 --
                                                                      --------           --------

                                                                       449,549              2,095
                                                                      ========           ========
Supplementary disclosures
  Interest paid                                                             --                 --
  Income taxes paid                                                         --                 --
                                                                      ========           ========

   (The accompanying notes are an integral part of these financial statements)

Keewatin Windpower Corp.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in US Dollars)
(unaudited)

1. Basis of Presentation

   The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management, are necessary to fairly state the Company's financial position and the results of its operations for the periods presented. This report on Form 10-QSB should be read in conjunction with the Company's financial statements and notes thereto included in the Company's Form 10-KSB for the fiscal year ended May 31, 2006. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company's Form 10-KSB for the fiscal year ended May 31, 2006, has been omitted. The results of operations for the six-month period ended November 30, 2006 are not necessarily indicative of results that may be expected for the fiscal year ending May 31, 2007.

2. Nature of Operations and Continuance of Business

   The Company was incorporated in the State of Nevada on February 25, 2005. The Company is a Development Stage Company, as defined by Statement of Financial Accounting Standard ("SFAS") No.7 "ACCOUNTING AND REPORTING FOR DEVELOPMENT STAGE COMPANIES". Its activities to date have been limited to capital formation, organization, and development of its business plan for the exploration and development of wind power projects in Canada.

   These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations the successful exploitation of economically recoverable electricity in its wind power projects, and the attainment of profitable operations. As at November 30, 2006, the Company has accumulated losses of $99,092 since inception. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

   Management plans to raise additional funds through debt or equity offerings. Management has yet to decide what type of offering the Company will use of how much capital the Company will attempt to raise. There is no guarantee that the Company will be able to raise any capital through any type of offering. During the period ended November 30, 2006, the Company received $500,500 in share subscription proceeds, but to date has not issued any shares.

3. Recent Accounting Pronouncements

   In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)". This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

   In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

Keewatin Windpower Corp.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in US Dollars)
(unaudited)

3. Recent Accounting Pronouncements (continued)

   In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109". FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

   In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

   In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

4. Property and equipment

                                                     November 30,     May 31,
                                                        2006           2006
                                      Accumulated    Net carrying   Net carrying
                           Cost       depreciation      value          value
                             $            $               $              $
                          -------      -------         -------        -------


    Wind tower equipment   20,813       (2,797)         18,016         20,096
                          -------      -------         -------        -------

                           20,813       (2,797)         18,016         20,096
                          =======      =======         =======        =======

Keewatin Windpower Corp.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in US Dollars)
(unaudited)

5. Related Party Transactions

   a) The Company neither owns nor leases any real or personal property. A director provides office services without charge. Such costs are immaterial to the financial statements and accordingly, have not been reflected therein. The officer and director of the Company is involved in other business activities and may, in the future, become involved in other business opportunities as they become available, and therefore he may face a conflict in selecting between the Company and his other business interest. The Company has not formulated a policy for the resolution of such conflicts.

   b) Since inception through the period ended November 30, 2006, a director and principal shareholder of the Company had advanced the Company funds in the amount of $27,100. The balance is unsecured and interest free with no specific terms of repayment. Subsequent to November 30, 2006, the balance was repaid in full.

   c)   For the six month  period  ended  November  30,  2006,  a  director  and principal shareholder of the Company, pursuant to a management agreement, has incurred $15,000 in management fees. As at November 30, 2006 the Company owes this director $30,100 in accrued management fees. There are no specified terms of repayment on the accrued amount.

   These related party transactions are recorded at the exchange amount, being the amount established and agreed to by the related parties.

6. Common Stock

   a) On September 25, 2006 the Company effected a 3:1 forward split of its share capital such that every one share of common stock issued and outstanding prior to the split was exchanged for three post-split shares of common stock. The Company also changed its post-split authorized capital to 100,000,000 shares of common stock with a par value of $0.001 per share, and to 10,000,000 shares of preferred stock with a par value of $0.001 per share. All share amounts have been retroactively adjusted for all periods presented.

   b) The Company is in the process of raising funds through a private placement offering consisting of up to 715,000 shares of common stock at $0.70 per share for proceeds of $500,500. The Company will pay a 10% finders fee consisting of 71,500 shares of common stock. To date, the common stock has not been issued.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

We are still in our development stage and have generated no revenue to date.

We incurred operating expenses of $29,227 for the six-month period ended November 30, 2006. These expenses consisted of management fees of $15,000 and $14,227 in general and administrative costs.

Our net loss for the six-month period ended November 30, 2006 increased slightly from the comparative period in fiscal 2005 (2006: $29,227; 2005: $24,719) primarily due to an increase in paid or accrued management fees (from $11,400 in the fiscal 2005 period to $15,000 in the fiscal 2006 period).

At November 30, 2006, we had assets of $517,565 consisting of cash on hand of $449,549, a short term investment of $50,000 and property and equity recorded at $18,016. At the same date, our liabilities were $61,657 consisting of $30,100 in management fees payable, $27,100 in loans from our president, Chris Craddock, accounts payable of $3,177 and accrued liabilities of $1,280.

Our auditors have expressed their doubt about our ability to continue as a going concern unless we are able to generate profitable operations.

LIQUIDITY AND CAPITAL RESOURCES

Our current operating funds are not sufficient to complete our intended business objectives. As of November 30, 2006, we had cash on hand in the amount of $449,549. We anticipate spending $60,000 on annual land lease costs and $67,250,000 on erecting wind turbines on our proposed Saskatchewan windpower project. We will need to acquire additional financing in order to cover remaining business costs.

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

We erected a meteorological tower on a property in southwest Saskatchewan for the purpose of determining whether the property possesses a wind resource sufficient to justify the erection of wind turbines. This 12 month study was completed during the quarter ended November 30, 2006.

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

The following table discloses the number of shares of common stock that we would have to issue in order to raise the $25,000,000 in equity financing at various prices, resulting in dilution to existing shareholders:

           Price Per Share               No. of Shares Issuable
           ---------------               ----------------------
               $0.50                           50,000,000
               $1.00                           25,000,000
               $2.00                           12,500,000
               $3.00                              833,333

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

CRITICAL ACCOUNTING POLICIES

The unaudited financial statements as of November 30, 2006 included herein have been prepared without audit pursuant to the rules and regulations of the U.S.

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

                          PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

The following exhibits are included with this registration statement filing. Those marked with an asterisk and required to be filed hereunder:

Exhibit No.                                  Description
-----------                                  -----------
   31.1 Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
   31.2 Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
   32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
   32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Reports filed on Form 8-K during the quarter ended November 30, 2006:

         Qualifying Event                            File Date
         ----------------                            ---------
         Sale of Unregistered Securities             November 30, 2006

                                   SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

January 22, 2007                    Keewatin Windpower Corp., Registrant


                                    By: /s/ Chris Craddock
                                       -----------------------------------
                                       Chris Craddock, President, C.E.O.
                                       Secretary, Treasurer, and principal
                                       accounting officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

January 22, 2007                    Keewatin Windpower Corp., Registrant


                                    By: /s/ Chris Craddock
                                       -----------------------------------
                                       Chris Craddock, President, C.E.O.
                                       Secretary, Treasurer, and principal
                                       accounting officer