Form 10QSB/A
period 2006-11-30
Keewatin Windpower Corp.
filed 2007-01-30
CIK 1332445

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-QSB/A

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the quarterly period ended November 30, 2006

[ ] Transition Report under 13 or 15(d) of the Exchange Act

    For the transition period from ________________ to ________________

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 10,530,000 shares of $0.001 par value common stock outstanding as of January 26, 2007.

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

The following table discloses the number of shares of common stock that we would have to issue in order to raise the $25,000,000 in equity financing at various prices, resulting in dilution to existing shareholders:

           Price Per Share               No. of Shares Issuable
           ---------------               ----------------------
               $0.50                           50,000,000
               $1.00                           25,000,000
               $2.00                           12,500,000
               $3.00                            8,333,333

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

January 26, 2007                    Keewatin Windpower Corp., Registrant


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

January 26, 2007                    Keewatin Windpower Corp., Registrant


                                    By: /s/ Chris Craddock
                                       -----------------------------------
                                       Chris Craddock, President, C.E.O.
                                       Secretary, Treasurer, and principal
                                       accounting officer