Form 10QSB
period 2007-02-28
Keewatin Windpower Corp.
filed 2007-04-19
CIK 1332445

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the quarterly period ended February 28, 2007

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


     666 Burrard Street, Suite 617
          Vancouver, BC, Canada                              V6C 2X8
(Address of principal executive offices)                    (Zip Code)


                   Issuer's telephone number: (778) 835-7980


            409 Granville Street, Suite 603, Vancouver, B.C., V6C 1T2
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [ ] Yes [X] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 10,530,000 shares of $0.001 par value common stock outstanding as of April 18, 2007.

                            Keewatin Windpower Corp.
                         (A Development Stage Company)
                                 Balance Sheets
                           (Expressed in US Dollars)
                                  (unaudited)

                                                                      February 28,          May 31,
                                                                          2007               2006
                                                                           $                  $
                                                                        --------           --------
ASSETS

Current Assets
  Cash and cash equivalents                                              416,958              3,001
  Short term investment                                                   50,432                 --
  Prepaid expenses                                                            --              1,338
                                                                        --------           --------

Total Current Assets                                                     467,390              4,339

Property and equipment, net (Note 4)                                      16,976             20,096
                                                                        --------           --------

Total Assets                                                             484,366             24,435
                                                                        ========           ========


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Liabilities
  Accounts payable                                                         2,772                 --
  Accrued liabilities                                                      1,930                 --
  Loans payable to related party (Note 5)                                     --             22,100
  Management fees payable (Note 5)                                        37,600             17,700
                                                                        --------           --------

Total Liabilities                                                         42,302             39,800
                                                                        --------           --------

Contingencies (Note 2)

Stockholders' Equity (Deficiency)
  Preferred Stock:
    Authorized: 10,000,000 shares, $0.001 par value
    Issued and outstanding: None                                              --                 --
  Common Stock:
    Authorized: 100,000,000 shares, $0.001 par value
    Issued and outstanding: 10,530,000 shares as of February 28,
    and May 31, 2006                                                      10,530             10,530
  Additional paid-in capital                                             409,478             43,970
  Common stock subscribed (Note 6)                                       500,500                 --
  Deficit accumulated during the development stage                      (478,444)           (69,865)
                                                                        --------           --------

Total Stockholders' Equity (Deficiency)                                  442,064            (15,365)
                                                                        --------           --------

Total Liabilities and Stockholders' Equity (Deficiency)                  484,366             24,435
                                                                        ========           ========

   (The accompanying notes are an integral part of these financial statements)

                            Keewatin Windpower Corp.
                         (A Development Stage Company)
                            Statements of Operations
                           (Expressed in US Dollars)
                                  (unaudited)

                                 Accumulated from
                                February 25, 2005     For the         For the         For the         For the
                               (Date of Inception)  Three Months    Three Months    Nine Months     Nine Months
                                        To             Ended           Ended           Ended           Ended
                                   February 28,     February 28,    February 28,    February 28,    February 28,
                                       2007             2007            2006            2007            2006
                                         $                $               $               $               $
                                    ----------       ----------      ----------      ----------      ----------
Expenses
  Management fees                      152,577           98,877             900         113,877          12,300
  General and administrative           331,033          285,640          10,015         299,867          23,334
                                    ----------       ----------      ----------      ----------      ----------

Operating loss                         483,610          384,517          10,915         413,744          35,634
                                    ----------       ----------      ----------      ----------      ----------

Other Income
  Interest income                       (5,166)          (5,166)             --          (5,166)             --
                                    ----------       ----------      ----------      ----------      ----------

Net loss                               478,444          379,351          10,915         408,578          35,634
                                    ==========       ==========      ==========      ==========      ==========
Net loss per common share -
 basic and diluted                                        (0.04)             --           (0.04)             --
                                                     ==========      ==========      ==========      ==========
Weighted average number of
 common stock outstanding                            10,530,000      10,530,000      10,530,000      10,530,000
                                                     ==========      ==========      ==========      ==========


   (The accompanying notes are an integral part of these financial statements)

                            Keewatin Windpower Corp.
                         (A Development Stage Company)
                            Statements of Cash Flows
                           (Expressed in US Dollars)
                                  (unaudited)

                                                          Accumulated from
                                                          February 25, 2005
                                                         (Date of Inception)    Nine Months        Nine Months
                                                                 To                Ended              Ended
                                                             February 28,       February 28,       February 28,
                                                                2007               2007               2006
                                                                  $                  $                  $
                                                              --------           --------           --------
Operating activities
  Net loss for the period                                     (478,444)          (408,578)           (35,634)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
     Depreciation                                                3,837              3,120                 --
     Stock-based compensation                                  365,508            365,508                 --

  Changes in operating assets and liabilities:
     Deposit                                                        --                 --            (25,043)
     Prepaid expenses                                               --              1,338                 --
     Accrued interest                                             (432)              (432)                --
     Accounts payable and accrued liabilities                    4,701              4,701                 --
     Management fees payable                                    37,600             19,900                 --
                                                              --------           --------           --------

Net cash flows (used in) operating activities                  (67,229)           (14,443)           (60,677)
                                                              --------           --------           --------
Investing activities
  Purchase of equipment                                        (20,813)                --                 --
  Purchase of short term investment                            (50,000)           (50,000)                --
                                                              --------           --------           --------

Net cash flows (used in) investing activities                  (70,813)           (50,000)                --
                                                              --------           --------           --------
Financing activities
  Proceeds from common stock issuances                          54,500                 --                 --
  Proceeds from common stock subscriptions                     500,500            500,500                 --
  (Repayment of) / Proceeds from related party loans                --            (22,100)            20,300
                                                              --------           --------           --------

Net cash flows provided by financing activities                555,000            478,400             20,300
                                                              --------           --------           --------

Increase (decrease) in cash and cash equivalents               416,958            413,957            (40,377)

Cash and cash equivalents - beginning of period                     --              3,001             40,844
                                                              --------           --------           --------

Cash and cash equivalents - end of period                      416,958            416,958                467
                                                              ========           ========           ========
Supplementary disclosures
  Interest paid                                                                        --                 --
  Income taxes paid                                                                    --                 --
                                                                                 ========           ========

   (The accompanying notes are an integral part of these financial statements)

                            Keewatin Windpower Corp.
                         (A Development Stage Company)
                       Notes to the Financial Statements
                           (Expressed in US Dollars)
                                  (unaudited)

1. Basis of Presentation

   The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management, are necessary to fairly state the Company's financial position and the results of its operations for the periods presented. This report on Form 10-QSB should be read in conjunction with the Company's financial statements and notes thereto included in the Company's Form 10-KSB for the fiscal year ended May 31, 2006. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company's Form 10-KSB for the fiscal year ended May 31, 2006, has been omitted. The results of operations for the nine-month period ended February 28, 2007 are not necessarily indicative of results that may be expected for the fiscal year ending May 31, 2007.

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

   These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations the successful exploitation of economically recoverable electricity in its wind power projects, and the attainment of profitable operations. As at February 28, 2007, the Company has accumulated losses of $477,617 since inception. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

   Management plans to raise additional funds through debt or equity offerings. Management has yet to decide what type of offering the Company will use of how much capital the Company will attempt to raise. There is no guarantee that the Company will be able to raise any capital through any type of offering. During the period ended February 28, 2007, the Company received $500,500 in share subscription proceeds, but to date has not issued any shares.

3. Recent Accounting Pronouncements

   In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, "THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES - INCLUDING AN AMENDMENT OF FASB STATEMENT NO. 115". This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 "ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES" applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, "FAIR VALUE MEASUREMENTS". The adoption of this statement is not expected to have a material effect on the Company's financial statements.

   In September 2006, the SEC issued Staff Accounting Bulletin ("SAB") No. 108, "CONSIDERING THE EFFECTS OF PRIOR YEAR MISSTATEMENTS WHEN QUANTIFYING MISSTATEMENTS IN CURRENT YEAR FINANCIAL STATEMENTS." SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative an qualitative factors. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The Company is currently evaluating the impact of adopting SAB No. 108 but does not expect that it will have a material effect on its financial statements.

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

                            Keewatin Windpower Corp.
                         (A Development Stage Company)
                       Notes to the Financial Statements
                           (Expressed in US Dollars)
                                  (unaudited)


4. Property and equipment

                                                     February 28,     May 31,
                                                        2007           2006
                                      Accumulated    Net carrying   Net carrying
                           Cost       depreciation      value          value
                             $            $               $              $
                          -------      -------         -------        -------

     Wind tower equipment  20,813       (3,837)         16,976         20,096
                          -------      -------         -------        -------

                           20,813       (3,837)         16,976         20,096
                          =======      =======         =======        =======

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

     b) Since inception through the period ended February 28, 2007, a director and principal shareholder of the Company had advanced the Company funds in the amount of $27,100. The balance was unsecured and interest free with no specific terms of repayment. During the nine-month period ended February 28, 2007, the balance was repaid in full.

     c) For the nine month period ended February 28, 2007, a director and principal shareholder of the Company, pursuant to a management agreement, has incurred $22,500 in management fees. As at February 28, 2007 the Company owes this director $37,600 in accrued management fees. There are no specified terms of repayment on the accrued amount.

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

7. Stock Options

   During the nine-month period ended February 28, 2007, the Company granted stock options to directors, officers and key advisors to acquire up to 1,000,000 shares of common stock exercisable at $1.10 per share on or before February 26, 2009. The fair value for options granted was estimated at the date of grant to be $365,508 using the Black-Scholes option pricing model assuming an expected life of 2 years, a risk-free rate of 4.49%, an expected volatility of 42% and no expected dividends. The fair value of these stock options granted was approximately $0.37 per share. During the nine-month period ended February 28, 2007, the Company recorded stock-based compensation of $365,508 as management fees and consulting fees.

                            Keewatin Windpower Corp.
                         (A Development Stage Company)
                       Notes to the Financial Statements
                           (Expressed in US Dollars)
                                  (unaudited)


7. Stock Options (continued)

     A summary of the Company's stock option activity is as follows:

                                                  Nine month period ended
                                                     February 28, 2007
                                               -------------------------------
                                               Number of      Weighted Average
                                                Options        Exercise Price
                                                -------        --------------

     Balance, Beginning of period                     --           $  --

     Granted                                   1,000,000            1.10

     Cancelled/Forfeited                              --              --

     Exercised                                        --              --
                                               ---------           -----

     Balance, End of period                    1,000,000           $1.10
                                               =========           =====

8. Subsequent Events

a) The Company is proposing a private placement of up to 1,000,000 shares of common stock at $1.20 per share for cash proceeds of $1,200,000. The Company will pay a finder's fee of 7.5% in common stock or cash in connection with the financing.

b) The Company entered into a letter agreement dated March 26, 2007 to acquire 100% of the issued and outstanding common shares of Sky Harvest Windpower Corp. ("Sky Harvest"), a private Canadian company incorporated under the laws of British Columbia, in consideration for 17,343,516 restricted shares of the Company's common stock. The directors of the Company are also directors and principal shareholders of Sky Harvest. Sky Harvest holds the rights to construct a wind power facility on approximately 8,500 acres of land located in Southwestern Saskatchewan.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

We are still in our development stage and have generated no revenue to date.

We incurred operating expenses of $413,744 for the nine-month period ended February 28, 2007. These expenses consisted of management fees of $113,877 and $299,867 in general and administrative costs.

Our net loss for the nine-month period ended February 28, 2007 increased substantially from the comparative period in fiscal 2006 (2007: $408,578; 2006:
$35,634) primarily due to increases in management fees and general and administrative costs.

At February 28, 2007, we had assets of $484,366 consisting of cash on hand of $416,958, a short term investment of $50,432 and property and equipment recorded at $16,976. At the same date, our liabilities were $42,302 consisting of $37,600 in management fees payable, accounts payable of $2,772 and accrued liabilities of $1,930.

Our auditors have expressed their doubt about our ability to continue as a going concern unless we are able to generate profitable operations.

LIQUIDITY AND CAPITAL RESOURCES

Our current operating funds are not sufficient to complete our intended business objectives. As of February 28, 2007, we had cash on hand in the amount of $416,958. We anticipate spending $60,000 on annual land lease costs and $67,250,000 on erecting wind turbines on our proposed Saskatchewan windpower project. We will need to acquire additional financing in order to cover remaining business costs.

We do not currently have any arrangements for financing and may not be able to find such financing if required. The most likely sources of future funds that will be available to us are through debt financing and through the sale of equity capital.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

PLAN OF OPERATIONS

Our plan of operations for the twelve months is to commence discussions with potential customers that may be interested in purchasing electricity that would be generated from our potential wind power project in southwest Saskatchewan, contact wind turbine suppliers regarding the planned purchase and delivery of equipment and seek potential sources of debt and equity financing.

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

Subsequent to the quarter, we reached an agreement with Sky Harvest Windpower Corp., a private Canadian company, whereby Keewatin will acquire all of its issued and outstanding share capital.

Sky Harvest Windpower Corp. ("Sky Harvest") holds the rights to construct a wind power facility on approximately 8,500 acres of land located in southwestern Saskatchewan. It company has completed a wind resource assessment on the property that demonstrates that the potential wind resource greatly exceeds the minimum capacity factor necessary to justify the planning and construction of a 150 megawatt wind power project. The company is now in the process of completing the necessary environmental assessment and permitting of the property. Sky Harvest has also commenced initial discussions regarding the potential sale of electricity that would be generated by a wind power facility.

In order to acquire a 100% interest in Sky Harvest, we have agreed to issue a total of 17,343,516 restricted shares of common stock to the shareholders of Sky Harvest, equating to 1.5 shares of common stock in our capital for every currently issued common share of Sky Harvest. The acquisition will be subject to Sky Harvest completing an audit of its financial statements, us changing our name to "Sky Harvest Windpower Corp." and shareholders of both companies approving the acquisition agreement. Our directors, Chris Craddock, William Iny and Greg Yanke are also directors and principal shareholders of Sky Harvest. Accordingly, they will abstain from voting their shares in respect of the transaction.

Over the next 12 months, we anticipate spending $300,000 on administrative costs, including management fees payable to our president, professional fees and general business expenses, including costs related to complying will our filing obligations as a reporting company. As our operations become more complex, it is anticipated that these costs will increase. We intend to cover these costs from current cash on hand.

To erect wind turbines on the property, at an anticipated cost of $67,250,000, we expect to raise up to 75%, or approximately $50,000,000 by way of debt financing and 25%, or approximately $17,000,000 through the sale of our common stock. Additional funds will be required to develop the Sky Harvest property following the completion of our acquisition of the company.

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

                          PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

The following exhibits are included with this registration statement filing. Those marked with an asterisk and required to be filed hereunder:

Exhibit No.                             Description
-----------                             -----------
   31.1 Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
   31.2 Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
   32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
   32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Reports filed on Form 8-K during the quarter ended February 28, 2007:

              Qualifying Event                       File Date
              ----------------                       ---------
      Sale of Unregistered Securities             February 26, 2007
      (Stock Option Grant)

                                   SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 18, 2007                      Keewatin Windpower Corp., Registrant


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

April 18, 2007                      Keewatin Windpower Corp., Registrant


                                    By: /s/ Chris Craddock
                                       -----------------------------------
                                       Chris Craddock, President, C.E.O.
                                       Secretary, Treasurer, and principal
                                       accounting officer