Form 10KSB
period 2007-05-31
Keewatin Windpower Corp.
filed 2007-09-12
CIK 1332445

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934

    For the fiscal year ended May 31, 2007

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

                          666 Burrard Street, Suite 617
                                 Vancouver. B.C.
                                 Canada, V6C 3P6
                    (Address of principal executive offices)

                                 (604) 818-4100
                            Issuer's telephone number

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

                                  Common Stock
                                (Title of Class)

Check whether the Issuer (1) filed all reports required to be filed by Section13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

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

$18,587,250 as at September 7, 2007 based on 12,391,500 shares outstanding at $1.50 per share representing the last sale price of Keewatin's common stock on that date.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

12,391,500 shares of common stock as at September 7, 2007

ITEM 1:  DESCRIPTION OF BUSINESS............................................  3

ITEM 2:  DESCRIPTION OF PROPERTY............................................ 11

ITEM 3:  LEGAL PROCEEDINGS.................................................. 11

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................ 11

ITEM 5:  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS........... 11

ITEM 6:  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.......... 12

ITEM 7:  FINANCIAL STATEMENTS............................................... 16

ITEM 8:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
         AND FINANCIAL DISCLOSURES.......................................... 28

ITEM 8A: CONTROLS AND PROCEDURES............................................ 28

ITEM 9:  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS....... 29

ITEM 10: EXECUTIVE COMPENSATION............................................. 31

ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT..... 31

ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................... 32

ITEM 13: EXHIBITS AND REPORTS............................................... 32

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES............................. 33

                                     PART I

ITEM 1: DESCRIPTION OF BUSINESS

BUSINESS DEVELOPMENT

Keewatin Windpower Corp ("the Corporation") intends to become a wind energy electrical generation company, known in the industry as an independent power producer. The Corporation is a development stage company that has not generated any revenue from operations since incorporation on February 25, 2005.

From November 2001 to February 2005, the Corporation's sole employee, officer and director, Mr. Chris Craddock, acted as the President of Westgreen Power Development Corp., a private Vancouver, British Columbia based company involved in the development of alternative energy projects in British Columbia and Saskatchewan. The Corporation will rely upon Mr. Craddock's experience and the expertise of independent contractors in order to carry out it's business plan. The independent contractors that are being retained in this regard are a meteorologist with respect to conducting a wind study and two engineering consulting firms, one with respect to the erection of wind turbines and the other with respect to the environmental assessment.

The Corporation does not have any written agreements in place with any independent contractors. The engineering company that oversees the erection of wind turbines is generally arranged in cooperation with the turbine manufacturer.

To date, the Corporation has assessed wind speed data gathered and issued by Environment Canada, a department of the Canadian government, in order to locate areas in the province of Saskatchewan that have the best wind potential. In June 2005, the Corporation's President, Mr. Chris Craddock, attended various locations in Saskatchewan to personally assess properties that possess promising wind resources. In August 2005, the Corporation entered into an agreement with Edward and Charlotte Bothner which provides the right to erect a meteorological tower ("MET") on certain land that comprises 640 acres located in southwestern Saskatchewan situated near the town of Beechy with a legal description of
Section 5-22-12 W3M. The Corporation pays $500 annually to Mr. and Mrs. Bothner for this right. The Corporation has not executed an agreement with them to erect wind turbines on their property if a sufficient wind resource is discovered.

In September 2005, the Corporation purchased a meteorological tower and in October 2005, assembled and erected the tower on the Saskatchewan property in order to directly assess the property's potential for an operating wind power project.

The Corporation has completed the 12 month MET assessment to determine whether the property possesses sufficient wind to justify the erection of wind turbines. This study concluded the viability of the wind resource to provide sufficient yield of electricity.

Prior to generating any revenue, the Corporation must accomplish the following business objectives:

     1. enter into lease agreements with land owners in proximity to the study tower.
     2. enter into agreements for the purchase and sale of the electric power generated by the turbines and for the erection of wind turbines on the land; and

     3. purchase and erect turbines on the property and arrange for the connection of those turbines to Saskatchewan's electrical grid.

WIND POWER DEVELOPMENT IN SASKATCHEWAN

The Corporation has chosen to develop a wind power project in the southwest region of the Canadian province of Saskatchewan due to the area's wind potential, government's acceptance of wind power projects and the ease of electricity transmission.

Data from the MET will continue to be collected for further validation of the wind resource. The 12 month study period has produced data that has been assessed and correlated with other study towers in the area. This work has been carried out by the independent engineering company that erected the MET.

Another significant factor is the property's proximity to the province's electrical transmission lines. The Corporation must pay to connect any wind turbines to this transmission line. These connection costs are typically justified if the property is within 15 miles of the transmission line. The Saskatchewan property is located approximately two miles from the nearest transmission line.

The most important criteria for a wind power project is the speed of the wind on a property, measured in meters per second, combined with the number of hours that the wind moves at various speeds. This calculation is referred to as the capacity of the wind resource.

The Corporation is also focusing on Saskatchewan due to its Open Access Transmission Tariff, which allows power producers to transmit electricity via the province's electrical grid throughout Saskatchewan and to neighboring jurisdictions. This will allow the Corporation to potentially access a broader base of customers seeking electricity.

Currently, Saskatchewan has three wind power projects in operation.

ACQUIRING A PROPERTY INTEREST

The Corporation has acquired the right to erect a meteorological tower on the Saskatchewan property located in southwestern Saskatchewan near the town of Beechy. This property covers one section of land which is equal to one square mile in area, or 640 acres.

The number of turbines that can economically occupy an acre of land depends upon a variety of factors including predominant wind direction, topography and property dimensions. The Corporation intends to erect a 50 megawatt wind power project, which typically requires approximately 2,500 acres of land. A megawatt is a unit of electrical power equal to one million watts. In order to construct a project of this size, the Corporation would need to acquire the rights to erect turbines on 2,500 acres that are located within two of the meteorological towers.

In August 2005, the Corporation executed an agreement permitting access to 640 acres of land located in southwestern Saskatchewan for a period of up to 14 months. This was done in order to erect a meteorological tower for the purposes of determining the feasibility of constructing wind turbines on this land. The Corporation erected this tower on the property in early October 2005. The Corporation owns the wind data gathered from the property.

Following the meteorological tower study of the Saskatchewan property, the Corporation will have to negotiate a lease or further land access agreement with the owners of the Saskatchewan property and/or surrounding land-owners. Typical lease agreements in the sector provide the landowner with annual payments based on the number of turbines erected.

In order for a wind power project to be profitable, the Corporation needs to identify a wind resource that yields a capacity factor of over 30%. The capacity factor, sometimes referred to as the load factor, of a wind project is the energy produced during a given period divided by the energy that would have been produced had the project been running continually and at maximum output, e.g.:

Capacity Factor = electricity production during the period (MWH)installed capacity (MW)x number of hours in period (h)Since wind energy output is the cube of the wind speed, the number of hours at higher wind speeds is significantly more important than additional hours at lower wind speeds.

WIND ASSESSMENT

In October 2005, the Corporation erected a MET on the Saskatchewan property to record various data, including wind speed, wind direction, temperature, and barometric pressure every ten minutes.

As part of this process, the Corporation retained a meteorologist who selected the specific site on the property for the MET, oversaw the erection of the MET and will monitor and interpret the data recorded by the MET.

The one year wind assessment study was completed in early October 2006.Data will continue to be collected indefinitely. In order to obtain debt financing from a financial institution for a wind power project, financial institutions require a complete year of MET wind data from the property as well as an executed power purchase agreement with a credit worthy counterparty. While the Corporation has not had any specific communications with any representative of a debt financing institution, financiers have indicated, on an informal basis, that the 12 month wind study requirement is standard in the industry.

The Corporation has made a determination, based upon wind data to date from the MET, that the Saskatchewan property contains a wind resource sufficient to justify the erection of a wind power project.

POWER PURCHASE AGREEMENT

Following completion of the MET study, the Corporation will try to enter into an agreement, known as a power purchase agreement, to sell the electricity that will be generated from the proposed wind power project. Power purchase agreements include clauses regarding the price to be paid for the electricity in cents per kilowatt-hour, the term of the agreement (typically 20 or more years), terms of interconnection costs and termination provisions.

The Corporation will likely attempt to sell the electricity that is produced to a utility located in the province of Saskatchewan, in the neighboring provinces of Alberta or Manitoba, or in North Dakota, the neighboring state to the south. The Corporation has not entered into any discussions with potential power purchasers and cannot be assured that an agreement will be reached on acceptable terms.

CONSTRUCTION OF WIND POWER PROJECT

If the Corporation is to reach a power purchase agreement with a third party, it will then undertake the construction of a wind power project on the property.

The estimated cost to construct a 50 megawatt wind power project is approximately $114,500,000. This amount consists of the following:

1. $500,000 in pre-development costs 2. $105,000,000 in wind turbine costs 3. $9,000,000 in balance of station costs

Pre-development costs include further wind assessment costs of $150,000, property permitting costs of $50,000, civil engineering costs of $50,000,environmental assessment costs of $150,000, legal fees of $25,000 and travel and general expenses of $75,000.

The wind turbine costs, including unit costs, construction and installation, site preparation and other associated miscellaneous costs will be for 25 to 35 turbines. Different manufacturers produce several types of turbines at various rated outputs. The correct turbine is decided upon after the wind resource is determined to maximize generation output.

The above turbine price is an estimate that is negotiated with the supplier. This negotiation includes price, delivery time, delivery penalties, warranties and tower costs.

Banks and other lenders will typically finance up to 75% of wind power construction costs subject to review of the wind assessment data and the power purchase agreement. The lender will ensure the project has sound fiscal parameters necessary to be profitable, namely the price to be received per megawatt hour and the number of megawatts of rated capacity. The Corporation has not had any specific communications with any representative of a debt financing institution regarding the proposed wind power project.

The Corporation intends to raise the remaining required funding from the sale of its common stock. No arrangements are in place for such financing.

COMPETITIVE BUSINESS CONDITIONS

The wind power and alternative energy businesses are currently experiencing a strong growth phase in Canada. Several developers with existing generating facilities and new developers with current land holdings are engaged in the same business that the Corporation has entered.

The Corporation will be competing with other independent power producers for transmission and supply contracts. As well, coal and oil and gas producers in the region are able to generate and supply electricity to customers at a less expensive price.

The Corporation's competitive advantage will be providing electricity generated without greenhouse gas emissions to customers. In 2004, the Canadian government executed the Kyoto Accord, an international treaty whereby countries mutually agree to reduce the amount of greenhouse gases they emit. In order to meet their obligations under the Kyoto Accord, many Canadian utilities must reduce the consumption of electricity generated by fossil fuels such as coal and oil and find environmental alternatives such as wind generated power. However, if electricity purchasers are not prepared to pay higher prices for wind generated power, the Corporation's ability to execute a power purchase agreement that will result in its profitability will be questionable.

PRINCIPAL SUPPLIERS

The main component of a wind power project is the wind turbines. The wind power business is global with the majority of turbines being manufactured in Europe and the United States. Supply to Canada has usually been from either Vestas Wind Systems or General Electric Energy. Both of these companies have corporate offices in Canada. However, wind turbine supply is currently scarce due to the small total number of wind turbine suppliers and high demand.

POTENTIAL ACQUISITION

The corporation entered into a letter agreement dated March 26, 2007 to acquire 100% of the issued and outstanding common shares of Sky Harvest Windpower Corp. ("Sky Harvest") a private Canadian company incorporated under the laws of British Columbia. Sky Harvest holds the rights to construct a wind power facility on approximately 8,500 acres of land located in Southwestern Saskatchewan. Sky Harvest has completed a wind resource assessment on the property that demonstrates that the potential wind resource greatly exceeds the minimum capacity factor necessary to justify the planning and construction of a 150 megawatt wind power project. The assessment was completed by Phoenix Engineering Inc. of Calgary, Alberta.

Golder Associates Ltd, also of Calgary, is now in the process of completing the necessary environmental assessment and permitting of the property.

Sky Harvest has also commenced initial discussions regarding the potential sale of electricity that would be generated by a wind power facility.

Sky Harvest is committed to involve the community in the development process and has fully briefed local council members on project details. Council has responded with complete cooperation and goodwill. A by-law has been amended to allow wind power development in the Rural Municipality, which met with no opposition.

In order to acquire a 100% interest in Sky Harvest Windpower Corp., Keewatin has agreed to issue a total of 17,343,516 restricted shares of common stock to the shareholders of Sky Harvest, equating to 1.5 shares of common stock in the capital of Keewatin for every currently issued common share of Sky Harvest. The acquisition will be subject to Sky Harvest completing an audit of its financial statements, Keewatin changing its name to "Sky Harvest Windpower Corp." and shareholders of both companies approving the acquisition agreement. As the directors of Keewatin Windpower Corp. are also directors and principal shareholders of Sky Harvest Windpower Corp., they will abstain from voting their shares in respect of the transaction. The closing of this transaction is subject to shareholder approval.

GOVERNMENT APPROVALS AND ENVIRONMENTAL LAWS

In order to erect turbines on a property, the Corporation may need to apply for and obtain municipal permits relating to zoning and building. Until the Corporation determines the exact location of the property on which to erect turbines, it will not know the specific permitting requirements for its project. However, all of the proposed sites for the wind power project are not near any significant population centers.

The creation of a wind power project will also involve the excavation of portions of the land and the installation of concrete platforms below the land surface. Before the Corporation commences this, it will need to obtain environmental approval from the Saskatchewan provincial government. Any development of this nature is subject to the provisions of the Saskatchewan Environmental Assessment Act. This Act requires that prior to commencing the construction of a wind power project the Corporation must receive approval from Saskatchewan's Ministry of the Environment. The Corporation must apply for approval by completing an environmental impact assessment and statement, as well as by providing public notice of the proposed development. After the public review, usually a 30 day period which may involve public meetings, the Ministry makes a final decision regarding the project. An approval may include a number of conditions to reduce environmental impact.

The Corporation anticipates that the cost of complying with all environmental laws will cost approximately $150,000. Recent changes to environmental assessments have increased the costs of these programs. The Corporation has not applied for any government approvals to date.

EMPLOYEES

The Corporation has no employees as of the date of this annual report.

RESEARCH AND DEVELOPMENT EXPENDITURES

The Corporation has not incurred any other research or development expenditures since its incorporation.

SUBSIDIARIES

The Corporation does not have any subsidiaries.

PATENTS AND TRADEMARKS

The Corporation does not own, either legally or beneficially, any patents or trademarks.

RISK FACTORS

An investment in the Corporation's common stock involves a high degree of risk. You should carefully consider the risks described below and the other information in this annual report before investing in the Corporation's common stock. If any of the following risks occur, the Corporation's business, operating results and financial condition could be seriously harmed. The trading price of the common stock could decline due to any of these risks, and you may lose all or part of your investment.

IF THE CORPORATION DOES NOT OBTAIN ADDITIONAL FINANCING, THE BUSINESS WILL FAIL.

The Corporation's current operating funds are not sufficient to complete its intended business objectives. As of May 31, 2007, the Corporation had cash on hand in the amount of $449,185. The Corporation anticipates spending $60,000 on annual land lease costs and $114,500,000 on erecting wind turbines on the property upon completion of the wind power study on the Saskatchewan property. Cash on hand will not cover these costs. The Corporation will need to acquire additional financing in order to cover remaining business costs.

The Corporation does not currently have any arrangements for financing and may not be able to find such financing if required. It currently has no operations and no income.

The most likely sources of future funds that will be available to the Corporation are through debt financing and through the issuance of equity capital. The Corporation will only be able to secure debt financing for wind turbines if it is able to prove that an economic wind resource exists on a property that is acquired and that it has negotiated a power purchase agreement with a credit worthy counter-party.

The Corporation does not have any arrangements in place for debt financing nor for the sale of its securities.

BECAUSE THE CORPORATION HAS NOT COMMENCED BUSINESS OPERATIONS, IT FACES A HIGH RISK OF BUSINESS FAILURE.

The Corporation has not yet commenced business operations as an independent power producer; accordingly, it has no way to evaluate the likelihood that its business will be successful. It was incorporated on February 25, 2005 and to date has been involved primarily in organizational activities and wind assessment of the Saskatchewan property.

Potential investors should be aware of the difficulties normally encountered by development stage companies and the high rate of failure of such enterprises. Prior to earning revenue, of which there is no assurance, the Corporation will likely incur costs of about $114,620,000 and expects to incur significant losses in the foreseeable future. If the Corporation is unable to acquire a property interest and erect a wind farm on it, it will not earn profits nor be able to continue operations.

BECAUSE THE CORPORATION'S CONTINUATION AS A GOING CONCERN IS IN DOUBT, IT WILL BE FORCED TO CEASE BUSINESS OPERATIONS UNLESS IT CAN GENERATE PROFITABLE OPERATIONS IN THE FUTURE.

The Corporation incurred losses since its inception. Further losses are anticipated in the development of its business. As a result, there is substantial doubt about its ability to continue as a going concern. The Corporation's ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. If the Corporation cannot raise financing to meet its obligations, it will be insolvent and will cease business operations.

IF THE CORPORATION IS NOT ABLE TO OBTAIN AN INTEREST IN A SUITABLE PROPERTY WITH A POTENTIAL WIND RESOURCE, ITS BUSINESS WILL FAIL.

The Corporation has entered into an agreement to erect a meteorological tower on a property in southwestern Saskatchewan to determine whether it possesses a sufficient wind resource to justify the erection of wind turbines. However, the Corporation does not have an arrangement where it may erect turbines on the property if it contains an economic wind resource.

Even if it is able to reach an agreement to acquire an interest in this property, it may not be able to obtain the financing necessary to complete the lease or purchase. If the Corporation is unable to acquire a suitable property interest, its business will fail.

FUTURE CHANGES IN WEATHER PATTERNS COULD NEGATIVELY IMPACT THE CORPORATION'S BUSINESS, REDUCING POTENTIAL PROFITABILITY OR CAUSING ITS BUSINESS TO FAIL.

Changes in weather patterns may affect the Corporation's ability to operate a wind power project on any property it acquires. Wind data that it collects from a meteorological tower may vary from results actually achieved when a wind turbine is installed. Changing global environmental and weather conditions may also affect the reliability of the data relating to a property.

Any wind farm that the Corporation develops, no matter where it is located, would be subject to variations in wind and changes in worldwide climatic conditions. Sudden or unexpected changes in environmental and meteorological conditions could reduce the productivity of the Corporation's wind farm. Climatic weather patterns, whether seasonal or for an extended period of time, resulting in lower, inadequate and/or inconsistent wind speed to propel the wind turbines may render the Corporation's wind parks incapable of generating adequate, or any, electrical energy.

THE CORPORATION'S ABILITY TO ERECT TURBINES ON A PROPERTY IN SASKATCHEWAN WILL BE CONTINGENT UPON IT OBTAINING ENVIRONMENTAL AND MUNICIPAL PERMITS. IF IT CANNOT ACQUIRE THESE PERMITS, ITS BUSINESS WILL FAIL.

In order to erect turbines on the Saskatchewan property, the Corporation must excavate portions of the land and install concrete platforms below surface. Before the Corporation commences this, it will need to obtain environmental and municipal permits from the Saskatchewan provincial government and the town responsible for the property interest it acquires. Depending on environmental impact, its proposed land disturbance may be unacceptable to these government bodies. In addition, the turbines themselves may be seen to have a negative impact on bird migration patterns or on the aesthetics of the region. These factors may prevent the Corporation from obtaining necessary permits. In such circumstances, the Corporation would be forced to abandon its business plan.

IF THE CORPORATION CANNOT FIND A PARTY TO PURCHASE ELECTRICITY FROM IT ON ACCEPTABLE TERMS, THE CORPORATION WILL NOT BE ABLE TO ESTABLISH A WIND POWER PROJECT AND ITS BUSINESS WILL FAIL.

Even if the Corporation demonstrates a significant wind resource on a property that it acquires, it may not be able to secure a purchaser for any electricity that it produces on acceptable terms. Without a purchaser for electricity from a property, the Corporation will not be able to proceed with its business plan.

BECAUSE THE CORPORATION WILL INCUR SIGNIFICANT COSTS COMPLYING WITH ITS OBLIGATIONS AS A REPORTING ISSUER, ITS ABILITY TO ATTAIN PROFITABLE OPERATIONS WILL BE ADVERSELY IMPACTED.

As a reporting issuer, the Corporation is required to file periodic reports with the Securities & Exchange Commission, including financial statements and disclosure regarding changes in its operations. The Corporation anticipates that it will incur approximately $20,000 per year in order to comply with these reporting requirements. As its operations become more complex, it is anticipated that these costs will increase significantly. These compliance costs will be charged to operations and will negatively impact the Corporation's ability to attain profitable operations.

BECAUSE ALL OF THE CORPORATION'S ASSETS AND ITS DIRECTORS AND OFFICERS ARE LOCATED IN CANADA, U.S. RESIDENTS' ENFORCEMENT OF LEGAL PROCESS MAY BE DIFFICULT.

All of the Corporation's officers and directors reside in Canada. As well, all of its assets are located in Canada. Accordingly, service of process upon the Corporation, or upon individuals related to the Corporation, may be difficult or impossible to obtain within the United States. As well, any judgment obtained in the United States against the Corporation may not be collectible within the United States.

FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements that involve risks and uncertainties. The Corporation uses words such as anticipate, believe, plan, expect, future, intend and similar expressions to identify such forward-looking statements. You should not place too much reliance on these forward-looking statements. The Corporation's actual results are most likely to differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by it described in the "Risk Factors" section and elsewhere in this annual report.

ITEM 2: DESCRIPTION OF PROPERTY

The Corporation does not own or lease any property.

ITEM 3: LEGAL PROCEEDINGS

There are no legal proceedings pending or threatened against the Corporation.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of the Corporation's fiscal year to a vote of security holders, through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5: MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS MARKET INFORMATION

The Corporation's shares of common stock are quoted for trading on the OTC Bulletin Board under the symbol KEWW

The following quotations reflect the high and low bids for the Corporation's common stock based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions:

                    National Association of Security Dealers
                               OTC Bulletin Board

                Quarter Ended                High         Low
                -------------                ----         ---
               August 31, 2007               $1.79       $1.40
               May 31, 2007                  $1.50       $1.31
               February 28, 2007             $1.40       $0.93

On September 25, 2006 the Corporation effected a 3:1 forward split of its share capital such that every one share of common stock issued and outstanding prior to the split was exchanged for three post-split shares of common stock. The Corporation also changed its post-split authorized capital to 100,000,000 shares of common stock with a par value of $0.001 per share, and to 10,000,000 shares of preferred stock with a par value of $0.001 per share. All share amounts have been retroactively adjusted for all periods presented.

During the year ended May 31, 2007, the Corporation received private placement subscriptions of $500,500 through an offering of up to 715,000 shares of common stock at $0.70 per share. The Corporation will pay a 10% finder's fee consisting of 71,500 shares of common stock. To date, the shares have not been issued.

On July 27, 2007 the Corporation completed a private placement consisting of 1,075,000 shares of common stock at $1.20 per share (cash proceeds of $1,290,000) and 1,000,000 share purchase warrants entitling the holder to acquire an additional share of common stock for $2.50. Finders' fees of $126,750 were paid related to this placement.

The Corporation has 30 shareholders of record as at the September 7, 2007

DIVIDENDS

There are no restrictions in the Corporation's articles of incorporation or bylaws that prevent it from declaring dividends. The Nevada Revised Statutes, however, do prohibit the Corporation from declaring dividends where, after giving effect to the distribution of the dividend:

     1. the Corporation would not be able to pay its debts as they become due in the usual course of business; or
     2. its total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

The Corporation has not declared any dividends, and it does not plan to declare any dividends in the foreseeable future.

ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Corporation's plan of operations for the twelve months following the date of this annual report is to:

     1. continue the review of wind data from the meteorological tower that has been erected on the Saskatchewan property to assess the wind resource and
     2. commence discussions with potential customers that may be interested in purchasing electricity that would be generated from the potential wind power project, contact wind turbine suppliers regarding the planned purchase and delivery of equipment and seek potential sources of debt and equity financing.

The Corporation has erected a meteorological tower on a property in southwest Saskatchewan for the purpose of determining whether the property possesses a wind resource sufficient to justify the erection of wind turbines.

Results from this wind study to date indicate that the Saskatchewan property has a wind resource that warrants the erection of wind turbines. It is now the Corporation's objective to negotiate a lease with the landowners of the Saskatchewan property and/or surrounding land owners. Currently, all land owners in the area have indicated their preference to retain ownership of their lands and enter into a lease arrangement, although the Corporation has not reached any formal agreement in this regard. Accordingly, the Corporation does not expect to incur any expenses in connection with acquiring a property interest until the wind towers have been erected. Land lease costs are estimated to be $60,000 per annum.

Over the next 12 months, the Corporation anticipates spending $60,000 on administrative costs, including management fees payable to its President, professional fees and general business expenses, including costs related to complying with filing obligations as a reporting company.

The Corporation also anticipates that it will incur approximately $20,000 per year in order to comply with reporting requirements. As the Corporation's operations become more complex, it is anticipated that these costs will increase.

To erect wind turbines on the property, at an anticipated cost of $114,500,000, the Corporation expects to raise up to 75%, or approximately $85,500,000 by way of debt financing and 25%, or approximately $29,000,000 through the sale of common stock. It is unlikely that the Corporation will be able to make arrangements for debt financing until its environmental assessment is completed, which will not occur until October 2008 at the earliest, and it has negotiated a power purchase agreement with a credit worthy counterparty sometime in early 2008.

The chartered banks in Canada, as well as many United States financial institutions, each have departments that are familiar with financing wind power projects and assessing the ability of companies with proposed projects to generate profit through operations. These institutions may be approached for debt financing following completion of the wind study and once the Corporation has entered into an agreement in principal to sell the power to be generated from the project. The factors that the banks consider in providing the debt financing include wind study data, the size and number of wind turbines to be erected and the price the purchaser has agreed to pay for the power produced.

The Corporation has not had any specific communications with any representative of a debt financing institution regarding its proposed wind power project. Accordingly, the Corporation cannot guarantee that it will be able to raise 75% of required funds through debt financing.

The Corporation has begun sourcing equity financing to cover the balance of its anticipated costs for the next 12 months and anticipated costs relating to the erection of wind turbines. Until such financing is arranged, it will rely on the proceeds of a recent financing concluded on July 27, 2007 for net proceeds of approximately $1,073,000 to cover the cost of operations before the erection of wind turbines.

The following table discloses the number of shares of common stock that the Corporation would have to issue in order to raise $29,000,000 in equity financing at various prices, resulting in dilution to existing shareholders:

          Price Per Share           No. of Shares Issuable
          ---------------           ---------------------
              $1.50                       19,333,333
              $2.00                       14,500,000
              $2.50                       11,600,000
              $3.00                        9,666,666

Wind power generation companies typically make marginal profit based upon the price they receive for each kilowatt-hour of power they sell. Government subsidies and credits add to the profit margin that such companies realize.

The Corporation will attempt to execute a power purchase agreement with a utility in Saskatchewan or a neighboring jurisdiction. The agreement will include the price to be paid for the electricity produced in cents per kilowatt-hour and the term of the agreement. It will also be subject to obtaining the necessary financing to proceed with the wind power project.

Debt financiers will only provide financing if the project will be economically viable based on the terms of the power purchase agreement.

RESULTS OF OPERATIONS FOR THE FISCAL YEAR ENDED MAY 31, 2007

The Corporation did not earn any operating revenue during the fiscal year ended May 31, 2007 and does not anticipate earning revenue until completion of an Environmental Assessment on the property, securing a power purchase agreement and erecting turbines on the land, of which there is no guarantee.

The Corporation incurred operating expenses in the amount of $444,916 for the fiscal year, which were comprised of $365,568 in stock-based compensation, $30,000 in management fees to the Corporation's President and various travel, meteorological fees, professional fees, and other general and administrative expenses of $49,348. The Corporation has accumulated losses of $505, 291 since inception on February 25, 2005.

The Corporation has not attained profitable operations and is dependent upon obtaining financing to complete its business plan.

LIQUIDITY AND CAPITAL RESOURCES

As at May 31, 2007, the Corporation had total assets of $465,121, comprised principally of cash on hand of $449,185, and liabilities of $49,904, comprised primarily of management fees payable to the Corporation's President. On July 27, 2007, the Corporation completed a private placement for net cash proceeds of approximately $1,073,000.

The Corporation's current operating funds are not sufficient to complete its intended business objectives. To erect wind turbines on the property, it is anticipated that the Corporation will require financing of $114,500,000. The Corporation does not currently have any arrangements for financing and may not be able to find such financing if required. The most likely sources of future funds that will be available to the Corporation are through debt financing and through the sale of equity.

OFF-BALANCE SHEET ARRANGEMENTS

The Corporation has no off-balance sheet arrangements.

ITEM 7: FINANCIAL STATEMENTS

                            Keewatin Windpower Corp.
                         (A Development Stage Company)

                                  May 31, 2007


                                                                           Index
                                                                           -----

Report of Independent Registered Public Accounting Firm..................... 17

Balance Sheets.............................................................. 18

Statements of Operations.................................................... 19

Statements of Cash Flows.................................................... 20

Statement of Stockholders' Equity (Deficit)................................. 21

Notes to the Financial Statements........................................... 22

                           Chang G. Park, CPA, Ph. D.
                 371 E STREET CHULA VISTA CALIFORNIA 91910-2615
          TELEPHONE (858)722-5953 FAX (858) 408-2695 FAX (858) 764-5480
                           E-MAIL changgpark@gmail.com


             Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Keewatin Windpower Corp.

We have audited the accompanying balance sheet of Keewatin Windpower Corp. (the "Company") as of May 31, 2007 and the related statements of operation, changes in shareholders' equity and cash flows for the year then ended and for the period February 25, 2005 (inception) to May 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Keewatin Windpower corp. as of June 30, 2007, and the results of its operation and its cash flows for the year then ended and for the period February 25, 2005 (inception) to May 31, 2007 in conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's losses from operations raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Chang G. Park, CPA
-------------------------------
CHANG G. PARK, CPA

September 11, 2007
Chula Vista, CA

                            Keewatin Windpower Corp.
                         (A Development Stage Company)
                                 BALANCE SHEETS
                           (Expressed in US Dollars)

                                                               May 31,            May 31,
                                                                2007               2006
                                                              --------           --------
                                                                 $                  $
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                    449,185              3,001
  Prepaid expenses                                                  --              1,338
                                                              --------           --------
Total Current Assets                                           449,185              4,339

Property and equipment, net (Note 4)                            15,936             20,096
                                                              --------           --------

TOTAL ASSETS                                                   465,121             24,435
                                                              ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
  Accounts payable                                               3,040                 --
  Accrued liabilities                                            1,764                 --
  Loans payable to related party (Note 5)                           --             22,100
  Management fees payable (Note 5)                              45,100             17,700
                                                              --------           --------
Total Liabilities                                               49,904             39,800
                                                              --------           --------
Contingencies (Note 1)

STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred Stock:
    Authorized: 10,000,000 shares, $0.001 par value
    Issued and outstanding: None                                    --                 --
  Common Stock:
    Authorized: 100,000,000 shares, $0.001 par value
    Issued and outstanding: 10,530,000 shares
    (May 31, 2006 - 10,530,000 shares)                          10,530             10,530
  Additional paid-in capital                                   409,478             43,970
  Common stock subscribed (Note 6)                             500,500                 --
  Deficit accumulated during the development stage            (505,291)           (69,865)
                                                              --------           --------
Total Stockholders' Equity (Deficit)                           415,217            (15,365)
                                                              --------           --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)           465,121             24,435
                                                              ========           ========


   (The accompanying notes are an integral part of these financial statements)

                            Keewatin Windpower Corp.
                         (A Development Stage Company)
                            Statements of Operations
                           (Expressed in US Dollars)

                                                     Accumulated from
                                                    February 25, 2005
                                                   (Date of Inception)
                                                           To                Year Ended            Year Ended
                                                         May 31,               May 31,               May 31,
                                                          2007                  2007                  2006
                                                       -----------           -----------           -----------
                                                            $                     $                     $
Expenses
Management fees                                            160,077               121,377                30,000
General and administrative                                 354,704               323,539                27,544
                                                       -----------           -----------           -----------

Operating loss                                             514,781               444,916                57,544
                                                       -----------           -----------           -----------
Other Income
   Interest income                                          (9,490)               (9,490)                   --
                                                       -----------           -----------           -----------
Net loss                                                   505,291               435,426                57,544
                                                       ===========           ===========           ===========

Net loss per common share - basic and diluted                                      (0.04)                (0.01)
                                                                             ===========           ===========

Weighted average number of common stock outstanding                           10,530,000            10,530,000
                                                                             ===========           ===========



   (The accompanying notes are an integral part of these financial statements)

                            Keewatin Windpower Corp.
                         (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                            (Expressed in US Dollars)

                                                         Accumulated from
                                                        February 25, 2005
                                                       (Date of Inception)
                                                               To             Year Ended         Year Ended
                                                             May 31,            May 31,            May 31,
                                                              2007               2007               2006
                                                            --------           --------           --------
                                                                $                  $                  $
OPERATING ACTIVITIES
  Net loss for the period                                   (505,291)          (435,426)           (57,544)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
     Depreciation                                              4,877              4,160                717
     Stock-based compensation                                365,508            365,508                 --
  Changes in operating assets and liabilities:
     Prepaid expenses                                             --              1,338                 (3)
     Accounts payable and accrued liabilities                  4,804              4,804                 --
     Management fees payable                                  45,100             27,400             17,700
                                                            --------           --------           --------
NET CASH FLOWS USED IN OPERATING ACTIVITIES                  (85,002)           (32,216)           (39,130)
                                                            --------           --------           --------
INVESTING ACTIVITIES
  Purchase of equipment                                      (20,813)                --            (20,813)
                                                            --------           --------           --------
NET CASH FLOWS USED IN INVESTING ACTIVITIES                  (20,813)                --            (20,813)
                                                            --------           --------           --------
FINANCING ACTIVITIES
  Proceeds from common stock issuances                        54,500                 --                 --
  Proceeds from common stock subscriptions                   500,500            500,500                 --
  (Repayment of) proceeds from related party loans                --            (22,100)            22,100
                                                            --------           --------           --------
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES              555,000            478,400             22,100
                                                            --------           --------           --------

Increase (decrease) in cash and cash equivalents             449,185            446,184            (37,843)

Cash and cash equivalents - beginning of period                   --              3,001             40,844
                                                            --------           --------           --------
Cash and cash equivalents - end of period                    449,185            449,185              3,001
                                                            ========           ========           ========

Supplementary disclosures
  Interest paid                                                   --                 --                 --
                                                            ========           ========           ========
  Income taxes paid                                               --                 --                 --
                                                            ========           ========           ========



   (The accompanying notes are an integral part of these financial statements)

                            Keewatin Windpower Corp.
                         (A Development Stage Company)
                       STATEMENT OF STOCKHOLDERS' EQUITY
                           (Expressed in US Dollars)

                                                                                                     Deficit
                                                                                                   Accumulated
                                                                         Additional     Common      During the
                                                    Common                 Paid-in      Stock       Development
                                                    Shares      Amount     Capital    Subscribed       Stage       Total
                                                    ------      ------     -------    ----------       -----       -----
                                                      #            $          $            $             $           $
Balance - February 25, 2005 (Date of Inception)           --        --           --          --           --           --

Common stock issued on March 2, 2005 to
founders for cash at $0.00167  per share           6,000,000     6,000        4,000          --           --       10,000

Common stock issued from  March 4, 2005 to
March 20, 2005 for cash at $0.0033  per share      3,000,000     3,000        7,000          --           --       10,000

Common stock issued on March 31, 2005 for cash
at $0.0167  per share                                300,000       300        4,700          --           --        5,000

Common stock issued from  April 7, 2005 to
April 28, 2005 for cash at $0.0167  per share        480,000       480        7,520          --           --        8,000

Common stock issued from  May 1, 2005 to
May 25, 2005 for cash at $0.0167  per share          690,000       690       10,810          --           --       11,500

Common stock issued on May 29, 2005 for cash
at $0.0167  per share                                 60,000        60        9,940          --           --       10,000

Net loss May 31, 2005                                     --        --           --          --      (12,321)     (12,321)
                                                  ----------   -------     --------    --------    ---------     --------
Balance - May, 31 2005                            10,530,000    10,530       43,970          --      (12,321)      42,179


Net loss May 31, 2006                                     --        --           --          --      (57,544)     (57,544)
                                                  ----------   -------     --------    --------    ---------     --------
Balance - May 31, 2006                            10,530,000    10,530       43,970          --      (69,865)     (15,365)

Common stock subscribed                                   --        --           --     500,500           --      500,500

Stock-based compensation                                  --        --      365,508          --           --      365,508

Net loss May 31, 2007                                     --        --           --          --     (435,426)    (435,426)
                                                  ----------   -------     --------    --------    ---------     --------
Balance - May 31, 2007                            10,530,000    10,530      409,478     500,500     (505,291)     415,217
                                                  ==========   =======     ========    ========    =========     ========


   (The accompanying notes are an integral part of these financial statements)

1. Organization and Description of Business

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

    These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, the successful exploitation of economically recoverable electricity in its wind power projects, and the attainment of profitable operations. As at May 31, 2007, the Company has accumulated losses of $505,291 since inception. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

    Management   plans  to  raise  additional  funds  through  debt  and  equity offerings. Management has yet to decide what type of offering the Company will use or how much capital the Company will attempt to raise. There is no guarantee that the Company will be able to raise any capital through any type of offering. On July 27, 2007 the Company completed a private placement consisting of 1,075,000 shares of common stock at $1.20 per share (cash proceeds of $1,290,000) and 1,000,000 share purchase warrants entitling the holder to acquire an additional share of common stock for $2.50. Finders' fees of $126,750 were paid related to this placement.

    As at May 31, 2007, $500,500 was received in stock subscriptions from another private placement. Offering consisting of up to 715,000 shares of common stock at $0.70 per share for proceeds of $500,500. The Company will pay a 10% finders' fee consisting of 71,500 shares of common stock. To date, the common stock has not been issued.

2. Significant Accounting Polices

     a.   Basis of Accounting

          The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a May 31, year-end.

     b.   Cash Equivalents

          The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

     c.   Financial Instruments

          The fair values of financial instruments, which include cash, accounts receivable, accounts payable and accrued liabilities, loan payable, convertible debentures and due to related party approximate their carrying values due to the relatively short maturity of these instruments.

     d.   Equipment

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

     e.   Long Lived Assets

          In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life.

          Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

     f.   Income Taxes

          Income taxes are provided in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry forwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

          Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

     g.   Foreign Currency Translation

          The Company's functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

     h.   Basic Earnings (Loss) per Share

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

     i.   Use of Estimates

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

     j.   Stock-Based Compensation

          The Company records stock-based compensation in accordance with SFAS No. 123R "Share Based Payments", using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued.

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

    In September 2006, the SEC issued Staff Accounting Bulletin ("SAB") No. 108, "CONSIDERING THE EFFECTS OF PRIOR YEAR MISSTATEMENTS WHEN QUANTIFYING MISSTATEMENTS IN CURRENT YEAR FINANCIAL STATEMENTS." SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The Company does not expect that adoption of SAB No. 108 will have a material effect on its financial statements.

    In September 2006, the FASB issued SFAS No. 158, "EMPLOYERS' ACCOUNTING FOR DEFINED BENEFIT PENSION AND OTHER POSTRETIREMENT PLANS - AN AMENDMENT OF FASB STATEMENTS NO. 87, 88, 106, AND 132(R)". This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The Company currently has no such employee plans and does not expect to ever institute such plans. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

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

4. Property and equipment

                                                    May 31, 2007    May 31, 2006
                                     Accumulated    Net carrying    Net carrying
                             Cost    depreciation      value           value
                             ----    ------------      -----           -----
                              $            $             $               $
    Wind tower equipment    20,813      (4,877)        15,936          20,096
                            ------      ------         ------          ------
                            20,813      (4,877)        15,936          20,096
                            ======      ======         ======          ======

5. Related Party Transactions

     a) The Company neither owns nor leases any real or personal property. A director provides office services without charge. Such costs are immaterial to the financial statements and accordingly, have not been reflected therein.

     b) Since inception through the period ended May 31, 2007, a director and principal shareholder of the Company had advanced the Company funds in the amount of $27,100. The balance was unsecured and interest free with no specific terms of repayment. During the year ended May 31, 2007, the balance was repaid in full.

     c) For the year ended May 31, 2007, a director and principal shareholder of the Company, pursuant to a management agreement, has incurred $30,000 in management fees. As at May 31, 2007 the Company owes this director $45,100 in accrued management fees. There are no specified terms of repayment on the accrued amount.

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

     b) During the year ended May 31, 2007, the Company received private placement subscriptions of $500,500 through an offering of up to 715,000 shares of common stock at $0.70 per share. The Company will pay a 10% finders' fee consisting of 71,500 shares of common stock. To date, the common stock has not been issued.

     c) On July 27, 2007 the Company completed a private placement consisting of 1,075,000 shares of common stock at $1.20 per share for cash proceeds of $1,290,000. Finders' fees of $126,750 cash and 1,000,000 share purchase warrants entitling the holder to acquire an additional share of common stock for $2.50 were paid related to this placement.

7. Stock Options

    During the year ended May 31, 2007, the Company granted stock options to directors, officers and key advisors to acquire up to 1,000,000 shares of common stock exercisable at $1.10 per share on or before February 26, 2009. All options granted were vested at the time of issuance. The fair value for options granted was estimated at the date of grant to be $365,508 using the Black-Scholes option pricing model assuming an expected life of 2 years, a risk-free rate of 4.49%, an expected volatility of 42% and no expected dividends. The fair value of these stock options granted was approximately $0.37 per share. During the year ended May 31, 2007, the Company recorded stock-based compensation of $91,337 as management fees and $274,131 as general and administrative expenses.

    A summary of the Company's stock option activity is as follows:

                                            Year ended                   Year ended
                                           May 31, 2007                 May 31, 2006
                                      ----------------------      ------------------------
                                                    Weighted                      Weighted
                                                    Average                       Average
                                        Number      Exercise        Number        Exercise
                                      of Options     Price        of Options       Price
                                      ----------     -----        ----------       -----
    Balance, Beginning of period             --      $  --            --           $ --

    Granted                           1,000,000       1.10            --             --

    Cancelled/Forfeited                      --         --            --             --

    Exercised                                --         --            --             --
                                      ---------      -----          ----           ----

    Balance, End of period            1,000,000      $1.10            --           $ --
                                      =========      =====          ====           ====

    As at May 31, 2007, the intrinsic value of the options was $350,000.

8. Income Taxes

    The Company accounts for income taxes under SFAS No. 109, "ACCOUNTING FOR INCOME TAXES." Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Income tax expense differs from the amount that would result from applying the U.S federal and state income tax rates to earnings before income taxes. The Company has a net operating loss carryforward of approximately $139,783 available to offset taxable income in future years which expires in fiscal 2027. Pursuant to SFAS 109, the potential benefit of the net operating loss carryforward has not been recognized in the financial statements since the Company cannot be assured that it is more likely than not that such benefit will be utilized in future years.

    The Company is subject to United States federal and state income taxes at an approximate rate of 35%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company's income tax expense as reported is as follows:

                                                  May 31,          May 31,
                                                   2007             2006
                                                 --------         --------
                                                    $                $
    Net loss before income taxes per
    financial statements                          435,426           57,544
    Income tax rate                                    35%              35%
    Income tax recovery                          (152,399)         (20,140)
    Permanent differences                              --               --
    Temporary differences                              --               --
    Valuation allowance change                    152,399           20,140
                                                 --------         --------

    Provision for income taxes                         --               --
                                                 ========         ========

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred income taxes arise from temporary differences in the recognition of income and expenses for financial reporting and tax purposes. The significant components of deferred income tax assets and liabilities at May 31, 2007 are as follows:

                                                   May 31,          May 31,
                                                    2007             2006
                                                  --------         --------
                                                     $                $

    Net operating loss carryforward                176,852           24,453

    Valuation allowance                           (176,852)         (24,453)
                                                  --------         --------

    Net deferred income tax asset                       --               --
                                                  ========         ========

    The Company has recognized a valuation allowance for the deferred income tax asset since the Company cannot be assured that it is more likely than not that such benefit will be utilized in future years. The valuation allowance is reviewed annually. When circumstances change and which cause a change in management's judgment about the realizability of deferred income tax assets, the impact of the change on the valuation allowance is generally reflected in current income.

9. Potential Acquisition

    The Company entered into a letter agreement dated March 26, 2007 to acquire 100% of the issued and outstanding common shares of Sky Harvest Windpower
    Corp. ("Sky Harvest"), a private Canadian company incorporated under the laws of British Columbia, in consideration for 17,343,516 restricted shares of the Company's common stock. The directors of the Company are also directors and principal shareholders of Sky Harvest. Sky Harvest holds the rights to construct a wind power facility on approximately 8,500 acres of land located in Southwestern Saskatchewan. The closing of this transaction is subject to shareholder approval.

10. Subsequent Event

    On July 27, 2007 the Company completed a private placement consisting of 1,075,000 shares of common stock at $1.20 per share (cash proceeds of $1,290,000) and 1,000,000 share purchase warrants entitling the holder to acquire an additional share of common stock for $2.50. Finders' fees of $126,750 were paid related to this placement.

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A: CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS

The Corporation evaluated the effectiveness of its disclosure controls and procedures as of the end of the 2007 fiscal year. This evaluation was conducted with the participation of its chief executive officer and its chief financial and principal accounting officer.

Disclosure controls are controls and other procedures that are designed to ensure that information that the Corporation is required to disclose in the reports filed pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported.

LIMITATIONS ON THE EFFECTIVENESS OF CONTROLS

Management does not expect that the Corporation's disclosure controls or its internal controls over financial reporting will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, but no absolute, assurance that the objectives of a control system are met. Further, any control system reflects limitations on resources, and the benefits of a control system must be considered relative to its costs. These limitations also include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of a control. A design of a control system is also based upon certain assumptions about potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

CONCLUSIONS

Based upon the evaluation of the Corporation's controls, the chief executive officer and chief financial and principal accounting officer have concluded that, subject to the limitations noted above, the disclosure controls are effective providing reasonable assurance that material information relating to the Corporation is made known to management on a timely basis during the period when its reports are being prepared. There were no changes in the Corporation's internal controls that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect its internal controls.

                                    PART III

ITEM 9: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

                                                            Served as a Director
Name                Age    Position with Registrant          or Officer Since
----                ---    ------------------------           ---------------
Chris Craddock      48     President, C.E.O., Secretary,      February 25, 2005
                           and Director

William Iny         56     Director                           May 23, 2006

Greg Yanke          36     Director                           May 23, 2006

Victor S. Dusik     57     Executive Vice-President,          June 3, 2007
                           C.F.O. and Director

The following describes the business experience of the directors and executive officers, including other directorships held in reporting companies:

MR. CHRIS CRADDOCK has acted as President, Chief Executive Officer, Secretary and Director since incorporation on February 25, 2005. He has also acted as Treasurer and Principal Financial and Accounting Officer from February 25, 2005 to June 3, 2007 when Mr. Victor S. Dusik joined the Corporation as Executive Vice-President, Chief Financial Officer and Director. From November 2001 to February 2005, Mr. Craddock acted as the President of Westgreen Power Development Corp., a private Vancouver, British Columbia based company involved in the development of alternative energy projects in British Columbia and Saskatchewan.

From March 2000 to August 2003, he acted as a Director of New Market Ventures Inc., a British Columbia reporting company that acquired and operated Russell Brewing Company Ltd., a Surrey, British Columbia based microbrewery.

Mr. Craddock currently devotes 100% of his business time to the Corporation's affairs.

MR. WILLIAM INY has acted as a director since May 23, 2006. Since 1981, Mr. Iny has acted as the Principal of Abra Management Corporation, a private company involved in real estate development, franchising and in providing consulting and financing services to private and public companies. He was also a co-founder and director of Empire Stock Transfer Inc., a Las Vegas, Nevada based registrar and transfer agent registered with the United States Securities & Exchange Commission.

Mr. Iny currently devotes 10% of his business time to the Corporation's affairs.

MR. GREG YANKE has acted as a Director since May 23, 2006. Mr. Yanke has been self-employed as a securities lawyer and principal of Gregory S. Yanke Law Corporation since February 2000. He is a graduate of the University of British Columbia, receiving Bachelor degrees in Political Science (1991) and Law (1994). He is a member in good standing with the Law Society of British Columbia. Mr. Yanke has previously acted as a director and officer of various Canadian and United States reporting companies.

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

Mr. Yanke currently devotes 10% of his business time to the Corporation's affairs.

MR. VICTOR S. DUSIK joined the Corporation on June 3, 2007 as Executive Vice-President, Chief Financial Officer, Principal Accounting Officer and Director and has acted in that capacity since that date.

From August 2002 to June 2007, Mr. Dusik acted as Vice-President Finance and Chief Financial Officer of Maxim Power Corp., a corporation listed on the Toronto Stock Exchange under the symbol MXG. Maxim Power Corp is an independent power producer based in Calgary with operations in North America and France.

Prior to that time, Mr. Dusik was with Ernst & Young LLP for most of his working career and was a senior partner of that firm since 1981. Mr. Dusik held a variety of senior roles including managing partner of the Calgary office, director of the Western Canadian risk management consulting practice and director of the Western Canadian valuations practice.

Mr. Dusik currently devotes 50% of his business time to the Corporation.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires the Corporation's executive officers and directors, and persons who beneficially own more than 10% of the Corporation's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish copies of all Section 16(a) forms they file. Based on the Corporation's review of the copies of such forms received, the Corporation believes that during the fiscal year ended May 31, 2007 all such filing requirements applicable to its officers and directors were complied with exception that reports were filed late by the following persons:

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
(Director)

ITEM 10: EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to the Corporation's executive officers by any person for all services rendered in all capacities to the Corporation for the fiscal year ended May 31, 2007.

                                     Annual Compensation             Long Term Compensation
                                -----------------------------   ---------------------------------
                                                    Other       Restricted
                                                   Annual         Stock      Options/     LTIP          All Other
Name         Title     Year     Salary   Bonus   Compensation    Awarded     SARs(#)    Payouts($)    Compensation
----         -----     ----     ------   -----   ------------    -------     -------    ----------    ------------
Chris      President   2007    $30,000     0          0             0        $91,369        0               0
Craddock               2006    $30,000     0          0             0              0        0               0

ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of the Corporation's shares of common stock at September 7, 2007 by (i) each person known by the Corporation to be the beneficial owner of more than 5% of the outstanding shares of common stock, (ii) each of the Corporation's directors,
(iii) the Corporation's executive officers, and (iv) by all of its directors and executive officers as a group. Each person named in the table, has sole voting and investment power with respect to all shares shown as beneficially owned by such person and can be contacted at the Corporation's executive office address.

                                                   Amount of
    Title of        Name and Address               Beneficial        Percent
     Class        of Beneficial Owner              Ownership         of Class
     -----        -------------------              ---------         --------
    COMMON        Chris Craddock                   2,212,500          16.52%
    STOCK         President, Chief
                  Executive Officer
                  Secretary, Treasurer
                  and a Director
                  2159 Greylynn Cr.
                  North Vancouver, B.C.
                  Canada

    COMMON        William Iny                      2,250,000          16.80%
    STOCK         Director
                  666 Burrard St.
                  Suite 617
                  Vancouver, B.C.
                  Canada

    COMMON        Greg Yanke                       2,250,000          16.90%
    STOCK         Director
                  666 Burrard St.
                  Suite 617
                  Vancouver, B.C.
                  Canada

    COMMON        Victor S. Dusik                    250,000        less than 5%
    STOCK         Executive Vice-President,
                  Chief Financial Officer
                  And a Director
                  666 Burrard Street
                  Vancouver, B.C.
                  Canada

    COMMON        All officers and directors       6,952,500          51.99%
    STOCK         as a group that consists of
                  four people

The percent of each class is based on 13,391,500 shares of common stock issued and outstanding, including 1,000,000 stock options issued as of the date of this annual report as more fully described below.

The Corporation granted stock options to directors, officers and key advisors to acquire up to 1,000,000 shares of common stock exercisable at $1.10 per share on or before February 26, 2009. All options granted were vested at the time of issuance. Each individual noted above was granted 250,000 options under this award.

ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Corporation is party to a management agreement with its Chief Executive Office and Director, Chris Craddock, whereby it pays him management fees of $2,500 per month.

Otherwise, none of the Corporation's directors or officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to all of its outstanding shares, nor any promoter, nor any relative or spouse of any of the foregoing persons has any material interest, direct or indirect, in any transaction since incorporation or in any presently proposed transaction which, in either case, has or will materially affect the Corporation.

Management is involved in other business activities and may, in the future become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Corporation's business and their other business interests. In the event that a conflict of interest arises at a meeting of the Corporation's directors, a director who has such a conflict will disclose his interest in a proposed transaction and will abstain from voting for or against the approval of such transaction.

ITEM 13: EXHIBITS AND REPORTS

    Exhibit Number                      Description
    --------------                      -----------

         3.1 Articles of Incorporation (filed as an exhibit to registration statement on Form SB-2 dated July 14, 2005).
         3.2 Bylaws (filed as an exhibit to registration statement on Form SB-2 dated July 14, 2005).
         10.1 Management Agreement (filed as an exhibit to registration statement on Form SB-2 dated July 14, 2005).
         10.2 Consent to Entry/Right of Access Agreement (filed as an exhibit to registration statement on Form SB-2 dated September 29, 2005).
         99.1          Resignation of principal independent accountant, Armando
                       C. Ibarra, C.P.A. and appointment of current accountant, Chang G. Park, CPA, Ph.D., on August 25, 2006 (incorporated by reference from Current Report on Form 8-K filed on September 7, 2006).
         16.1 Letter from Armando C. Ibarra, C.P.A. and amendments (incorporated by reference from Current Reports on Form 8-K filed on August 29, 2006, September 7, 2006 and October 2, 2006).
         31.1 Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
         31.2 Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
         32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
         99.1 Completion of a $500,500 financing consisting of the sale of 715,000 for $0.70 and also the issuance of 71,500 shares as a finder's fee in connection with the financing (incorporated by reference from Current Report on Form 8-K filed on November 29, 2006).
         99.1 Acquisition Agreement with Sky Harvest Windpower Corp., a private Canadian company, whereby Keewatin will acquire all of Sky Harvest issued and outstanding share capital (incorporated by reference from Current Report on Form 8-K filed on March 31, 2007).
         99.1 Completion of $1.29 million financing consisting of the sale of 1,075,000 restricted shares of common stock at a price of $1.20 each for gross proceeds of $1,290,000, including 1,000,000 share purchase warrants and payment of a finders' fee of $126,750 ((incorporated by reference from Current Report on Form 8-K filed on July 31, 2007). Granting of incentive stock options on an aggregate of 1,000,000 shares of common stock to directors, officers and key advisors. Each option is exercisable at a price of $1.10 per share for a period of two years from the date of the grant ((incorporated by reference from Current Report on Form 8-K filed on February 26, 2007). The Corporation announced that it is proceeding with the sale of up to 1,000,000 shares of common stock for $1.20 each for aggregate proceeds of $1,200,000 and the payment of a finder's fee of 7.5% in stock or cash in connection with the financing (incorporated by reference from Current Report on Form 8-K filed on March 14, 2007).

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our principal accountants, Chang G. Park, Certified Public Accountants, rendered invoices to the Corporation during the fiscal periods indicated for the following fees and services:

                                                        Inception (Feb 25, 2005)
     Fiscal year ended May 31, 2007                          to May 31, 2006
     ------------------------------                          ---------------
           Audit fees                     $6,000                 $2,500
           Audit-related fees               Nil                    Nil
           Tax fees                         Nil                    Nil
           All other fees                   Nil                    Nil

Audit fees consist of fees related to professional services rendered in connection with the audit of the Corporation's annual financial statements, the review of the financial statements included in each of its quarterly reports on Form 10-QSB.

The Corporation's policy is to pre-approve all audit and permissible non-audit services performed by the independent accountants. These services may include audit services, audit-related services, tax services and other services. Under the audit committee's policy, pre-approval is generally provided for particular services or categories of services, including planned services, project based services and routine consultations. In addition, the Corporation may also pre-approve particular services on a case-by-case basis. The Corporation approved all services that its independent accountants provided to the Corporation in the past two fiscal years.

                                   SIGNATURES

Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Keewatin Windpower Corp.


By /s/ Chris Craddock
  ------------------------------------------
  Chris Craddock
  President, CEO & Director
  Date: September 7, 2007


By /s/ Victor S. Dusik
  ------------------------------------------
  Victor S. Dusik
  Executive Vice President, CFO & Director
  Date: September 7, 2007

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By /s/ Chris Craddock
  ------------------------------------------
  Chris Craddock
  President, CEO & Director
  Date: September 7, 2007


By /s/ William Iny
  ------------------------------------------
  William Iny
  Director
  Date: September 7, 2007


By /s/ Greg Yanke
  ------------------------------------------
  Greg Yanke
  Director
  Date: September 7, 2007


By /s/ Victor S. Dusik
  ------------------------------------------
  Victor S. Dusik
  Executive Vice President, CFO and Director
  Date: September 7, 2007