Form 10QSB
period 2007-08-31
Keewatin Windpower Corp.
filed 2007-10-11
CIK 1332445

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                 For the quarterly period ended August 31, 2007

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

Suite 617, 666 Burrard Street, Vancouver, BC, Canada        V6C 2X8
     (Address of principal executive offices)              (Zip Code)

                    Issuer's telephone number: (604) 601-2070

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

12,391,500 shares of $0.001 par value common stock outstanding as of October 11, 2007

ITEM 1. FINANCIAL STATEMENTS

                            Keewatin Windpower Corp.
                         (A Development Stage Company)

                                August 31, 2007

                                                                           Index
                                                                           -----

Balance Sheets..........................................................     3

Statements of Operations................................................     4

Statements of Cash Flows................................................     5

Notes to the Financial Statements.......................................     6

                            Keewatin Windpower Corp.
                         (A Development Stage Company)
                                 Balance Sheets
                           (Expressed in US Dollars)
                                  (unaudited)

                                                               August 31,            May 31,
                                                                 2007                 2007
                                                                   $                    $
                                                               ----------           ----------
ASSETS

Current Assets
  Cash and cash equivalents                                     1,605,848              449,185
                                                               ----------           ----------

Total Current Assets                                            1,605,848              449,185

Property and equipment, net (Note 5)                               18,612               15,936
                                                               ----------           ----------

Total Assets                                                    1,624,460              465,121
                                                               ==========           ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
  Accounts payable                                                  9,800                3,040
  Accrued liabilities                                               6,120                1,764
  Management fees payable (Note 6)                                 47,600               45,100
                                                               ----------           ----------

Total Liabilities                                                  63,520               49,904
                                                               ----------           ----------

Contingencies (Note 2)

Stockholders' Equity
  Preferred Stock:
     Authorized: 10,000,000 shares, $0.001 par value
     Issued and outstanding: None                                      --                   --
  Common Stock: (Note 7)
     Authorized: 100,000,000 shares, $0.001 par value
     Issued and outstanding: 12,391,500 shares
     (May 31, 2007 - 10,530,000 shares)                            12,391               10,530
  Additional paid-in capital                                    2,071,366              409,478
  Common stock subscribed (Note 7)                                     --              500,500
  Deficit accumulated during the development stage               (522,817)            (505,291)
                                                               ----------           ----------

Total Stockholders' Equity                                      1,560,940              415,217
                                                               ----------           ----------

Total Liabilities and Stockholders' Equity                      1,624,460              465,121
                                                               ==========           ==========


   (The accompanying notes are an integral part of these financial statements)

                            Keewatin Windpower Corp.
                         (A Development Stage Company)
                            Statements of Operations
                           (Expressed in US Dollars)
                                  (unaudited)

                                                    Accumulated from
                                                    February 25, 2005
                                                   (Date of Inception)     Three Months         Three Months
                                                          To                  Ended                Ended
                                                       August 31,           August 31,           August 31,
                                                         2007                 2007                 2006
                                                           $                    $                    $
                                                       ----------           ----------           ----------
Expenses
  Management fees                                         175,227               15,150                7,500
  General and administrative                              367,311               12,607                6,708
                                                       ----------           ----------           ----------

Operating loss                                            542,538               27,757               14,208
                                                       ----------           ----------           ----------
Other Income
  Interest income                                         (19,721)             (10,231)                  --
                                                       ----------           ----------           ----------

Net loss                                                  522,817               17,526               14,208
                                                       ==========           ==========           ==========

Net loss per common share - basic and diluted                                    (0.00)               (0.00)
                                                                            ==========           ==========

Weighted average number of common stock outstanding                         10,752,000           10,530,000
                                                                            ==========           ==========


   (The accompanying notes are an integral part of these financial statements)

                            Keewatin Windpower Corp.
                         (A Development Stage Company)
                            Statements of Cash Flows
                           (Expressed in US Dollars)
                                  (unaudited)

                                                        Accumulated from
                                                       February 25, 2005
                                                      (Date of Inception)     Three Months         Three Months
                                                             To                  Ended                Ended
                                                          August 31,           August 31,           August 31,
                                                            2007                 2007                 2006
                                                              $                    $                    $
                                                          ----------           ----------           ----------
Operating activities
  Net loss for the period                                   (522,817)             (17,526)             (14,208)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
     Depreciation                                              6,255                1,378                1,040
     Stock-based compensation                                365,508                   --                   --
  Changes in operating assets and liabilities:
     Prepaid expenses                                             --                   --                1,309
     Accounts payable and accrued liabilities                 15,920               11,116                4,122
     Management fees payable                                  47,600                2,500                4,900
                                                          ----------           ----------           ----------
Net cash flows used in operating activities                  (87,534)              (2,532)              (2,837)
                                                          ----------           ----------           ----------
Investing activities
  Purchase of equipment                                      (24,867)              (4,054)                  --
                                                          ----------           ----------           ----------
Net cash flows used in  investing activities                 (24,867)              (4,054)                  --
                                                          ----------           ----------           ----------
Financing activities
  Proceeds from common stock issuances, net                1,718,249            1,163,249                   --
                                                          ----------           ----------           ----------
Net cash flows provided by financing activities            1,718,249            1,163,249                   --
                                                          ----------           ----------           ----------

Increase (decrease) in cash and cash equivalents           1,605,848            1,156,663               (2,837)

Cash and cash equivalents - beginning of period                   --              449,185                3,001
                                                          ----------           ----------           ----------
Cash and cash equivalents - end of period                  1,605,848            1,605,848                  164
                                                          ==========           ==========           ==========
Cash and cash equivalents consist of:
  Cash in bank                                                                     50,379                  164
  Short term investments                                                        1,555,469                   --
                                                                               ----------           ----------
                                                                                1,605,848                  164
                                                                               ==========           ==========
Supplementary disclosures
  Interest paid                                                   --                   --                   --
  Income taxes paid                                               --                   --                   --
                                                          ==========           ==========           ==========


   (The accompanying notes are an integral part of these financial statements)

                            Keewatin Windpower Corp.
                         (A Development Stage Company)
                       Notes to the Financial Statements
                           (Expressed in US Dollars)
                                  (unaudited)

1. Basis of Presentation

     The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management, are necessary to fairly state the Company's financial position and the results of its operations for the periods presented. This report on Form 10-QSB should be read in conjunction with the Company's financial statements and notes thereto included in the Company's Form 10-KSB for the fiscal year ended May 31, 2007. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company's Form 10-KSB for the fiscal year ended May 31, 2007, has been omitted. The results of operations for the three-month period ended August 31, 2007 are not necessarily indicative of results that may be expected for the fiscal year ending May 31, 2008.

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

     These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations the successful exploitation of economically recoverable electricity in its wind power projects, and the attainment of profitable operations. As at August 31, 2007, the Company has accumulated losses of $522,817 since inception. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

3. Recently Adopted Accounting Pronouncements

     In September 2006, the FASB issued SFAS No. 158, "EMPLOYERS' ACCOUNTING FOR DEFINED BENEFIT PENSION AND OTHER POSTRETIREMENT PLANS - AN AMENDMENT OF FASB STATEMENTS NO. 87, 88, 106, AND 132(R)". This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The Company currently has no such employee plans and does not expect to institute such plans. The adoption of this statement did not have a material effect on the Company's financial statements.

                            Keewatin Windpower Corp.
                         (A Development Stage Company)
                       Notes to the Financial Statements
                           (Expressed in US Dollars)
                                  (unaudited)

3. Recently Adopted Accounting Pronouncements (continued)

     In September 2006, the SEC issued Staff Accounting Bulletin ("SAB") No. 108, "CONSIDERING THE EFFECTS OF PRIOR YEAR MISSTATEMENTS WHEN QUANTIFYING MISSTATEMENTS IN CURRENT YEAR FINANCIAL STATEMENTS." SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The adoption of this statement did not have a material effect on the Company's financial statements.

     In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, "ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES, AN INTERPRETATION OF FASB STATEMENTS NO. 109". FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement did not have a material effect on the Company's financial statements.

4. Recently Issued Accounting Pronouncements

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

5. Property and equipment

                                                      August 31,      May 31,
                                                        2007           2007
                                      Accumulated    Net carrying   Net carrying
                             Cost     depreciation      value          value
                               $          $               $              $
                            -------    -------         -------        -------
     Computer equipment      4,054       (338)          3,716             --
     Wind tower equipment   20,813     (5,917)         14,896         15,936
                            ------     ------          ------         ------
                            24,867     (6,255)         18,612         15,936
                            ======     ======          ======         ======

                            Keewatin Windpower Corp.
                         (A Development Stage Company)
                       Notes to the Financial Statements
                           (Expressed in US Dollars)
                                  (unaudited)

6. Related Party Transactions

     a) The Company neither owns nor leases any real or personal property. A director provides office services without charge. Such costs are immaterial to the financial statements and accordingly, have not been reflected therein.

     b) During the three months ended August 31, 2007, a director and principal shareholder of the Company, pursuant to a management agreement, has incurred $7,500 (2006 - $7,500) in management fees. As at August 31, 2007 the Company owes this director $47,600 in accrued management fees. There are no specified terms of repayment on the accrued amount.

     c) During the three months ended August 31, 2007, other directors were paid $7,650 (2006 - $NIL) in management fees.

     These related party transactions are recorded at the exchange amount, being the amount established and agreed to by the related parties.

7. Common Stock

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

     b) On July 11, 2007 the Company issued 715,000 shares of common stock at $0.70 per share for proceeds of $500,500. The Company also paid a 10% finders fee consisting of 71,500 shares of common stock. The finder's fee shares were valued at $50,050.

     c) On July 27, 2007 the Company completed a private placement consisting of 1,075,000 shares of common stock at $1.20 per share for cash proceeds of $1,290,000, and 1,000,000 share purchase warrants entitling the holder to acquire an additional share of common stock for $2.50. Finder's fees of $126,750 cash were paid related to this placement. The warrants were valued at $321,279 using the Black-Scholes option pricing model.

8. Stock Options

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

     A summary of the Company's stock option activity is as follows:

                                                    Three Months ended
                                                      August 31, 2007
                                             ----------------------------------
                                               Number          Weighted Average
                                             of Options         Exercise Price
                                             ----------         --------------
      Balance, Beginning of period            1,000,000            $  1.10
      Granted                                         -                  -
      Cancelled/Forfeited                             -                  -
      Exercised                                       -                  -
                                              ---------            -------
      Balance, End of period                  1,000,000             $ 1.10
                                              =========             ======

     As at August 31, 2007, all of the options were vested, and their intrinsic value was $410,000.

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

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

The Corporation is still in the development stage and did not earn any revenue during the quarter ended August 31, 2007. The Corporation does not anticipate earning any revenue until the completion of an environmental assessment on the property, securing a power purchase agreement and erecting turbines on the land, of which there is no guarantee.

The Corporation incurred operating expenses in the amount of $ 27,757 for the quarter, which were comprised of management fees of $15,150 and general and administrative expenses of $12, 607. The Corporation has accumulated losses of $522,817 since inception on February 25, 2005.

The Corporation has not attained profitable operations and is dependent upon obtaining financing to complete its business plan.

LIQUIDITY AND CAPITAL RESOURCES

As at August 31, 2007, the Corporation had total assets of $1,624,460, comprised principally of cash on hand of $1,605,848, and total liabilities of $63,520, comprised primarily of management fees payable of $47,600. The increase in cash on hand from May 31, 2007 is attributed to the completion on July 27, 2007 of a private placement for net proceeds of $1,163,000.

The Corporation's current operating funds are not sufficient to complete its intended business objectives. To erect wind turbines on the property, it is anticipated that the Corporation will require financing of approximately $115,000,000. The Corporation does not have any arrangements for financing and may not be able to find such financing if required. The most likely sources of future funds that will be available to the Corporation are through debt financing and through the issuance of equity.

OFF-BALANCE SHEET ARRANGEMENTS

The Corporation has no off-balance sheet arrangements.

CRITICAL ACCOUNTING ESTIMATES

The unaudited financial statements as at August 31, 2007, included herein, have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the Corporation's May 31, 2007 audited financial statements and notes thereto, which can be found in the Corporation's Form 10KSB Annual Statement on the SEC website at www.sec.gov under the SEC File Number 333-126580.

PLAN OF OPERATIONS

The Corporation's plan of operations for the twelve months following the date of this quarterly report is to:

     1. continue the review of wind data from the meteorological tower that has been erected on the Saskatchewan property to assess the wind resource;

     2. continue to complete all environmental assessments to enable the Corporation to obtain the necessary permitting for construction and operation of a wind power project; and

     3. commence discussions with potential customers that may be interested in purchasing electricity that would be generated from the potential wind power project, contact wind turbine suppliers regarding the planned purchase and delivery of equipment and seek potential sources of debt and equity financing.

The Corporation has erected a meteorological tower on a property in southwest Saskatchewan for the purpose of determining whether the property possesses a wind resource sufficient to justify the erection of wind turbines. The Corporation also has commenced environmental assessments with the assistance of an independent consultancy.

Results from the wind study to date indicate that the Saskatchewan property has a wind resource that warrants the erection of wind turbines. It is now the Corporation's objective to negotiate a lease with the landowners of the Saskatchewan property and/or surrounding land owners. Currently, all land owners in the area have indicated their preference to retain ownership of their lands and enter into a lease arrangement, although the Corporation has not reached any formal agreement in this regard. Accordingly, the Corporation does not expect to incur any expenses in connection with acquiring a property interest until the wind towers have been erected. Land lease costs are estimated to be $60,000 per annum.

Over the next 12 months, the Corporation anticipates spending $100,000 on administrative costs, including management fees payable to its President and Directors, professional fees and general business expenses, including costs related to complying with filing obligations as a reporting company.

The Corporation also anticipates that it will incur approximately $20,000 per year in order to comply with reporting requirements. As the Corporation's operations become more complex, it is anticipated that these costs will increase.

To erect wind turbines on the property, at an anticipated cost of $115,000,000, the Corporation expects to raise up to 75%, or approximately $86,000,000 by way of debt financing and 25%, or approximately $29,000,000 through the sale of common stock. It is unlikely that the Corporation will be able to make arrangements for debt financing until its environmental assessment is completed, which will not occur until sometime in 2008 at the earliest, and it has negotiated a power purchase agreement with a credit worthy counter-party sometime in early 2008.

The chartered banks in Canada, as well as many United States financial institutions, each have departments that are familiar with financing wind power projects and assessing the ability of companies with proposed projects to generate profit through operations. These institutions may be approached for debt financing following completion of the wind study and environmental assessment/permitting and once the Corporation has entered into an agreement in principal to sell the power to be generated from the project. The factors that the banks consider in providing the debt financing include wind study data, the size and number of wind turbines to be erected and the price the purchaser has agreed to pay for the power produced.

The Corporation has not had any specific communications with any representative of a debt financing institution regarding its proposed wind power project. Accordingly, the Corporation cannot guarantee that it will be able to raise 75% of required funds through debt financing.

The Corporation has begun sourcing equity financing to cover the balance of its anticipated costs for the next 12 months and anticipated costs relating to the erection of wind turbines. Until such financing is arranged, it will rely on the proceeds of a recent financing concluded on July 27, 2007 for net proceeds of approximately $1,163,000 to cover the cost of operations before the erection of wind turbines.

The following table discloses the number of shares of common stock that the Corporation would have to issue in order to raise $29,000,000 in equity financing at various prices, resulting in dilution to existing shareholders:

           Price Per Share        No. of Shares Issuable
           ---------------        ----------------------
               $1.50                    19,333,333
               $2.00                    14,500,000
               $2.50                    11,600,000

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

FORWARD LOOKING STATEMENTS

This quarterly report contains forward-looking statements that involve risks and uncertainties. The Corporation uses words such as anticipate, believe, plan expect, future, intend and similar expressions to identify such forward-looking statements. The reader should not place too much reliance on these forward-looking statements. The Corporation's actual results are more likely to differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by it in the "Risks Factors" section included in the Corporation's Form 10KSB Annual Statement referred to previously.

ITEM 3. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, including the principal executive officer and the principal financial and accounting officer, the Corporation has conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, the principal executive officer and principal financial and accounting officer concluded as of the evaluation date that the Corporation's disclosure controls and procedures were effective such that the material information required to be included in the Corporation's Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to the Corporation, particularly during the period when this report was being prepared.

Additionally, there were no significant changes in the Corporation's internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date. The Corporation has not identified any significant deficiencies or material weaknesses in its internal controls, and therefore there were no corrective actions taken.

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit No.                             Description
-----------                             -----------
   31.1 Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

   31.2 Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

   32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

   32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Reports filed on Form 8-K during the quarter ended August 31, 2007:

              Qualifying Event                         File Date
              ----------------                         ---------
      Completion of $1.29 Million Financing          July 31, 2007

                                   SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

October 11, 2007                  Keewatin Windpower Corp., Registrant


                                  By: /s/ Chris Craddock
                                     -----------------------------------
                                     Chris Craddock, President, C.E.O.,
                                     Secretary, Director


October 11, 2007                  Keewatin Windpower Corp., Registrant


                                  By: /s/ Victor S. Dusik
                                     -----------------------------------
                                     Victor S. Dusik, C.F.O,
                                     Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

October 11, 2007                  Keewatin Windpower Corp., Registrant


                                  By: /s/ Chris Craddock
                                     -----------------------------------
                                     Chris Craddock, President, C.E.O.,
                                     Director


October 11, 2007                  Keewatin Windpower Corp., Registrant


                                  By: /s/ Victor S. Dusik
                                     -----------------------------------
                                     Victor S. Dusik, C.F.O,
                                     Director