Form 10QSB
period 2007-11-30
Keewatin Windpower Corp.
filed 2008-01-14
CIK 1332445

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2007

[   ] TRANSITION REPORT UNDER 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______________ to ______________

Commission File Number 333-126580

KEEWATIN WINDPOWER CORP.
(Exact name of small Business Issuer as specified in its charter)

Nevada	Pending
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Suite 617, 666 Burrard Street, Vancouver, BC, Canada V6C 2X8
(Address of principal executive offices)

Issuer's telephone number: (604) 601-2070

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

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes [   ] No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 12,391,500 shares of common stock issued and outstanding as of January 10, 2008

Transitional Small Business Disclosure Format (Check one):

Yes [   ] No [X]

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL INFORMATION

Keewatin Windpower Corp.
(A Development Stage Company)

November 30, 2007

Keewatin Windpower Corp.
(A Development Stage Company)
Balance Sheets
(Expressed in US Dollars)
(unaudited)

	November 30,	May 31,
	2007	2007
	$	$
ASSETS
Current Assets
Cash and cash equivalents	1,582,038	449,185
Total Current Assets	1,582,038	449,185
Property and equipment, net (Note 5)	17,234	15,936
Total Assets	1,599.272	465,121
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accounts payable	3,091	3,040
Accrued liabilities	1,800	1,764
Management fees payable (Note 6)	47,600	45,100
Total Liabilities	52,491	49,904
Contingencies (Note 2)
Stockholders’ Equity
Preferred Stock:
Authorized: 10,000,000 shares, $0.001 par value
Issued and outstanding: None	–	–
Common Stock: (Note 7)
Authorized: 100,000,000 shares, $0.001 par value
Issued and outstanding: 12,391,500 shares
(May 31, 2007 – 10,530,000 shares)	12,391	10,530
Additional paid-in capital	2,071,366	409,478
Common stock subscribed (Note 7)	–	500,500
Deficit accumulated during the development stage	(536,976)	(505,291)
Total Stockholders’ Equity	1,546,781	415,217
Total Liabilities and Stockholders’ Equity	1,599,272	465,121

(The accompanying notes are an integral part of these financial statements)

Keewatin Windpower Corp.
(A Development Stage Company)
Statements of Operations
(Expressed in US Dollars)
(unaudited)

	Accumulated from
	February 25, 2005
	(Date of Inception)	Three Months	Three Months	Six Months	Six Months
	To	Ended	Ended	Ended	Ended
	November 30,	November 30,	November 30,	November 30,	November 30,
	2007	2007	2006	2007	2006
	$	$	$	$	$

Expenses
Management fees	197,727	27,800	7,500	42,950	15,000
General and administrative	377,495	10,184	7,519	22,791	14,227

Operating loss	(575,222)	(37,984)	(15,019)	(65,741)	(29,227)

Other Income

Interest income	43,546	23,825	–	34,056	–

Net loss	(531,676)	(14,159)	(15,019)	(31,685)	(29,227)

Net loss per common share –
basic and diluted		(0.00)	(0.00)	(0.00)	(0.00)

Weighted average number of
common stock outstanding		12,392,000	10,530,000	11,898,000	10,530,000

(The accompanying notes are an integral part of these financial statements)

Keewatin Windpower Corp.
(A Development Stage Company)
Statements of Cash Flows
(Expressed in US Dollars)
(unaudited)

	Accumulated from
	February 25, 2005
	(Date of Inception)	Six Months	Six Months
	To	Ended	Ended
	November 30,	November 30,	November 30,
	2007	2007	2006
	$	$	$
Operating activities
Net loss for the period	(536,976)	(31,685)	(29,227)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation	7,633	2,756	2,080
Stock-based compensation	365,508	–	–
Changes in operating assets and liabilities:
Prepaid expenses	–	–	1,338
Accounts payable and accrued liabilities	4,891	87	4,457
Management fees payable	47,600	2,500	12,400
Net cash flows used in operating activities	(111,344)	(26,342)	(8,952)
Investing activities
Purchase of equipment	(24,867)	(4,054)	–
Purchase of short term investments	–	–	(50,000)
Net cash flows used in investing activities	(24,867)	(4,054)	(50,000)
Financing activities
Proceeds from common stock issuances	1,718,249	1,163,249	–
Proceeds from common stock subscriptions	–	–	500,500
Proceeds from loans payable to related party	–	–	5,000
Net cash flows provided by financing activities	1,718,249	1,163,249	505,500
Increase (decrease) in cash and cash equivalents	1,582,038	1,132,853	446,548

Cash and cash equivalents – beginning of period	–	449,185	3,001
Cash and cash equivalents – end of period	1,582,038	1,582,038	449,549

Cash and cash equivalents consist of:
Cash in bank		50,013	49,549
Short term investments		1,522,025	400,000
Trust Account		10,000	–

		1,582,038	449,549

Supplementary disclosures
Interest paid	–	–	–
Income taxes paid	–	–	–

(The accompanying notes are an integral part of these financial statements)

Keewatin Windpower Corp.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in US Dollars)
(unaudited)

1.	Basis of Presentation

The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented. This report on Form 10-QSB should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Form 10-KSB for the fiscal year ended May 31, 2007. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s Form 10-KSB for the fiscal year ended May 31, 2007, has been omitted. The results of operations for the six-month period ended November 30, 2007 are not necessarily indicative of results that may be expected for the fiscal year ending May 31, 2008.

2.	Nature of Operations and Continuance of Business

The Company was incorporated in the State of Nevada on February 25, 2005. The Company is a Development Stage Company, as defined by Statement of Financial Accounting Standard (“SFAS”) No.7 “Accounting and Reporting for Development Stage Companies”. Its activities to date have been limited to capital formation, organization, and development of its business plan for the exploration and development of wind power projects in Canada.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations the successful exploitation of economically recoverable electricity in its wind power projects, and the attainment of profitable operations. As at November 30, 2007, the Company has accumulated losses of $531,676 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

3.	Recently Adopted Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The Company currently has no such employee plans and does not expect to institute such plans. The adoption of this statement did not have a material effect on the Company's financial statements.

Keewatin Windpower Corp.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in US Dollars)
(unaudited)

3.	Recently Adopted Accounting Pronouncements (continued)

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The adoption of this statement did not have a material effect on the Company's financial statements.

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement did not have a material effect on the Company's financial statements.

4.	Recently Issued Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

5.	Property and equipment

			November 30,	May 31,
			2007	2007
		Accumulated	Net carrying	Net carrying
	Cost	depreciation	value	value
	$	$	$	$

Computer equipment	4,054	(676)	3,378	-
Wind tower equipment	20,813	(6,957)	13,856	15,936

	24,867	(7,633)	17,234	15,936

Keewatin Windpower Corp.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in US Dollars)
(unaudited)

6.	Related Party Transactions

a)

The Company neither owns nor leases any real or personal property. A director provides office services without charge. Such costs are immaterial to the financial statements and accordingly, have not been reflected therein.

b)

During the six months ended November 30, 2007, a director and principal shareholder of the Company, pursuant to a management agreement, has incurred $15,000 (May 31, 2007 - $7,500) in management fees. As at November 30, 2007 the Company owes this director $45,100 in accrued management fees. There are no specified terms of repayment on the accrued amount.

c)

During the six months ended November 30, 2007, other directors were paid $25,450 (May 31, 2007 - $NIL) in management fees. As at November 30, 2007 the Company owes these directors $2,500 in accrued management fees. There are no specified terms of repayment on the accrued amount.

d)

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

b)

On July 11, 2007 the Company issued 715,000 shares of common stock at $0.70 per share for proceeds of $500,500. The Company also paid a 10% finders fee consisting of 71,500 shares of common stock. The finder’s fee shares were valued at $50,050.

c)

On July 13, 2007 the Company completed a private placement consisting of 1,075,000 shares of common stock at $1.20 per share for cash proceeds of $1,290,000, and 1,000,000 share purchase warrants entitling the holder to acquire an additional share of common stock for $2.50. Finder’s fees of $126,750 cash were paid related to this placement. The warrants were valued at $321,279 using the Black-Scholes option pricing model.

8.	Stock Options

During the year ended May 31, 2007, the Company granted stock options to directors, officers and key advisors to acquire up to 1,000,000 shares of common stock exercisable at $1.10 per share on or before February 26, 2009. All options granted were vested at the time of issuance. The fair value for options granted was estimated at the date of grant to be $365,508 using the Black-Scholes option pricing model assuming an expected life of 2 years, a risk- free rate of 4.49%, an expected volatility of 42% and no expected dividends. The fair value of these stock options granted was approximately $0.37 per share. During the year ended May 31, 2007, the Company recorded stock- based compensation of $91,337 as management fees and $274,131 as general and administrative expenses.

A summary of the Company’s stock option activity is as follows:

Six Months ended
November 30, 2007

	Number	Weighted Average
	of Options	Exercise Price

Balance, Beginning of period	1,000,000	$1.10
Granted	-	-
Cancelled/Forfeited	-	-
Exercised	-	-
Balance, End of period	1,000,000	$1.10

Keewatin Windpower Corp.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in US Dollars)
(unaudited)

As at November 30, 2007, all of the options were vested, and their intrinsic value was $590,000.

9.	Potential Acquisition

The Company entered into a letter agreement dated March 26, 2007 to acquire 100% of the issued and outstanding common shares of Sky Harvest Windpower Corp. (“Sky Harvest”), a private Canadian company incorporated under the laws of British Columbia, in consideration for 17,343,516 restricted shares of the Company’s common stock. The directors of the Company are also directors and principal shareholders of Sky Harvest. Sky Harvest holds the rights to construct a wind power facility on approximately 8,500 acres of land located in Southwestern Saskatchewan. The closing of this transaction is subject to shareholder approval.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS

FORWARD LOOKING STATEMENTS

This quarterly report contains forward-looking statements as that term is defined in section 27A of the United States Securities Act of 1933, as amended, and section 21E of the United States Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "intends", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential", or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors" commencing on page 7 of this quarterly report, which may cause our or our industry's actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or performance. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

In this report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock.

As used in this quarterly report, the terms “we”, “us”, “our”, the “Company” and “Keewatin” mean Keewatin Windpower Corp.

Introduction

We are a development stage company in the business of electrical power generation through the use of wind energy. We have not generated any revenue from operations since our incorporation on February 25, 2005. We do not anticipate earning any revenue until the completion of an environmental assessment on our properties, secure a power purchase agreement and erecting wind turbines on our properties of which there is no guarantee.

Corporate History

We were incorporated in the State of Nevada on February 25, 2005. Our resident agent is Empire Stock Transfer Inc., 2470 Saint Rose Parkway, Suite 304, Henderson, NV 89704.

Recent Corporate Developments

We experienced the following significant corporate developments since the commencement of our quarter ended November 30, 2007:

1.	Effective January 10, 2008, Chris Craddock was appointed as our chief financial officer. Mr. Craddock continues to serve as the Company’s chief executive officer, president, secretary and treasurer.

2.

Effective November 30, 2007 Victor S. Dusik resigned as Chief Financial Officer and director of Keewatin. In connection with Mr. Dusik’s resignation there were no disagreements with Company’s policies or practices.

3.

During the quarter ended November 30, 2007, Sky Harvest Windpower Corp. (“Sky Harvest”) installed additional meteorological study equipment on Crown land adjacent to the Keewatin property of interest. The equipment will enable Keewatin and Sky Harvest to increase the size of the proposed project from 50 MW of capacity to over 150 MW. Keewatin played the lead role in negotiating the terms of an agreement to use the Crown land and also has acquired and reserved the funds for all pre-development work on the site. Keewatin and Sky Harvest entered into a letter of intent dated March 27, 2007 pursuant to which the Company intends to acquire all of the issued and outstanding shares of Sky Harvest. Completion of the acquisition is subject to, among other things, the entry into a definitive agreement and completion of the parties due diligence investigations. There is no assurance the transaction will be completed as planned or at all.

Plan of Operation

Our plan of operation for the twelve months is to:

1.	continue the review of wind data from the meteorological tower that has been erected on the Saskatchewan property to assess the wind resource;

2.	complete the acquisition of Sky Harvest Windpower Corp.;

2.	continue to complete all environmental assessments to enable us to obtain the necessary permitting for construction and operation of a wind power project; and

3.

commence discussions with potential customers that may be interested in purchasing electricity that would be generated from the potential wind power project, contact wind turbine suppliers regarding the planned purchase and delivery of equipment and seek potential sources of debt and equity financing.

We have erected a meteorological tower on a property in southwest Saskatchewan for the purpose of determining whether the property possesses a wind resource sufficient to justify the erection of wind turbines. We have also commenced environmental assessments with the assistance of independent consultants.

Results from the wind study to date indicate that the Saskatchewan property has a wind resource that warrants the erection of wind turbines. It is now our objective to negotiate a lease with the landowners of the Saskatchewan property and/or surrounding land owners. Currently, all land owners in the area have indicated their preference to retain ownership of their lands and enter into a lease arrangement, although we have not reached any formal agreement in this regard. Accordingly, we do not expect to incur any expenses in connection with acquiring a property interest until the wind towers have been erected. Land lease costs are estimated to be $60,000 per annum.

Cash Requirements

Over the next twelve months, we have estimated the following operating expenses:

Operating Expenses
Administrative expenses	$200,000
Land Leases	60,000
Compliance costs	40,000
Total	$300,000

Over the next twelve months, we anticipate spending $200,000 on administrative costs, including management fees payable to its President and Directors, professional fees and general business expenses, including costs related to complying with filing obligations as a reporting company.

We also anticipate that we will incur approximately $40,000 per year in order to comply with reporting requirements. As our operations become more complex, it is anticipated that these costs will increase.

To erect wind turbines on the property, at an anticipated cost of $115,000,000, we expect to raise up to 75%, or approximately $86,000,000 by way of debt financing and 25%, or approximately $29,000,000 through the sale of common stock. It is unlikely that we will be able to make arrangements for debt financing until our environmental assessment is completed, which is not expected to occur until 2009, and are subject to our negotiation of a power purchase agreement with a credit worthy counter-party.

Wind power generation companies typically make marginal profit based upon the price they receive for each kilowatt-hour of power they sell. Government subsidies and credits add to the profit margin that such companies realize. The Company intends to execute a power purchase agreement with a utility in Saskatchewan or a neighboring jurisdiction. The agreement is expected to include the price to be paid for the electricity produced in cents per kilowatt-hour and the term of the agreement. It will also be subject to obtaining the necessary financing to proceed with the wind power project. Debt financiers will only provide financing if the project will be economically viable based on the terms of the power purchase agreement.

Results Operations

We are still in the development stage and did not earn any revenue during the quarter ended November 30, 2007. We do not anticipate earning any revenue until the completion of an environmental assessment on the property, securing a power purchase agreement and erecting turbines on the land, of which there is no guarantee.

Three Months Summary
	Three Months Ended November 30,
	2007	2006
Revenue	$-	$-
Expenses	37,984	15,019
Interest and Dividend Income	23,825	-
Net Loss	$(14,159)	$(15,019)

We recorded a net operating loss of $37,984 for the three months ended November 30, 2007 and have an accumulated deficit of $531,576 since inception. As at November 30, 2007 we had cash of $1,582,038 and for the next 12 months, management anticipates that the minimum cash requirements to fund our proposed exploration program and our continued operations will be $300,000 excluding costs of constructing the wind turbine. Accordingly we have sufficient funds to meet our planned expenditures over the next twelve months, however, we will need further financing in order to meet our anticipated expenses for the construction of the wind turbine. See “Future Financings”, below

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues until such time as we have entered into commercial production of our oil and gas projects. We are currently in the exploration stage of our business and we can provide no assurances that we will discover commercially exploitable resources on our properties, or if such resources are discovered, that we will be able to enter into commercial production.

Expenses

Our expenses for the three months ended November 30, 2007 and November 30, 2006 are outlined in the table below:

	Three Months Ended November 30,
	2007	2006
Management fees	$27,800	$7,500
General and administrative	10,184	7,519
Total Expenses	$(37,984)	$(15,019)

Operating expenses for the three months ended November 30, 2007 increased by $22,965 as compared to the comparative period in 2006 primarily as a result of increased professional and administrative expenses associated with our ongoing reporting obligations under the Securities Exchange Act of 1934.

Liquidity and Capital Resources

Working Capital
	As at November 30, 2007	As at May 31, 2007
Current Assets	$1,599,272	$465,121
Current Liabilities	52,491	49,904
Working Capital	$1,546,781	$415,217

Cash Flows
	Six Months Ended	Six Months Ended
	November 30, 2007	November 30, 2006
Cash Flows from (used in) Operating Activities	$(26,342)	$(8,952)
Cash Flows from (used in) Financing Activities	$1,163,249	$505,500
Cash Flows provided by Investing Activities	$(4,054)	$(50,000)
Net Increase in Cash During Period	$1,132,853	$446,548

As at November 30, 2007, we had total assets of $1,599,272, comprised principally of cash on hand of $1,582,038, and total liabilities of $52,491, comprised primarily of management fees payable of $47,600. The increase in cash on hand during the six months ended November 30, 2007 over the comparative period in 2006 is attributed to the completion in July, 2007 of a private placement for net proceeds of $1,163,000.

Our current operating funds are not sufficient to complete our intended business objectives. To erect wind turbines on the property, it is anticipated that we will require financing of approximately $115,000,000. We do not have any arrangements for financing and may not be able to find such financing if required. The most likely sources of future funds that will be available to us are through debt financing and through the issuance of equity.

Future Financings

We recorded a net operating loss of $37,984 for the three months ended November 30, 2007 and have an accumulated deficit of $531,576 since inception. As at November 30, 2007 we had cash of $1,582,038 and for the next 12 months, management anticipates that the minimum cash requirements to fund our proposed exploration program and our continued operations will be $300,000 excluding costs of constructing the wind turbine. Accordingly we have sufficient funds to meet our planned expenditures over the next twelve months, however, we will need further financing in order to meet our anticipated expenses for the construction of the wind turbine.

We have begun sourcing equity financing to cover the balance of the anticipated costs for the next 12 months and anticipated costs relating to the erection of wind turbines. Until such financing is arranged, we intend to rely on the proceeds of a recent financing concluded on in July, 2007 for net proceeds of approximately $1,163,000 to cover the cost of operations before the erection of wind turbines. We have not had any specific communications with any representative of a debt financing institution regarding our proposed wind power project. Accordingly, we cannot guarantee that it will be able to raise 75% of required funds through debt financing.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial position, revenues and expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

RISKS AND UNCERTAINTIES

If we do not obtain additional financing our business will fail.

Over the next twelve months, we anticipate spending $200,000 on administrative costs, including management fees payable to our President and Directors, professional fees and general business expenses, including costs related to complying with filing obligations as a reporting company. We also anticipate that we will incur approximately $40,000 per year in order to comply with reporting requirements. As our operations become more complex, it is anticipated that these costs will increase. To erect wind turbines on the property, at an anticipated cost of $115,000,000, we expect to raise up to 75%, or approximately $86,000,000 by way of debt financing and 25%, or approximately $29,000,000 through the sale of common stock. It is unlikely that we will be able to make arrangements for debt financing until our environmental assessment is completed, which is not expected to occur until 2009 subject to the negotiation of a power purchase agreement with a credit worthy counter-party. Cash on hand will not cover these costs. We will need to acquire additional financing in order to cover remaining business costs. We do not currently have any arrangements for financing and may not be able to find such financing if required. The most likely sources of future funds that will be available to us are through debt financing and through the issuance of equity capital. We will only be able to secure debt financing for wind turbines if it is able to prove that an economic wind resource exists on a property that is acquired and that we have negotiated a power purchase agreement with a credit worthy counter-party. We do not have any arrangements in place for debt financing nor for the sale of our securities.

Because we have not commenced business operations, we face a high risk of business failure.

We have not yet commenced business operations as an independent power producer; accordingly, we have no way to evaluate the likelihood that our business will be successful. We were incorporated on February 25, 2005 and to date have been involved primarily in organizational activities and wind assessment of the Saskatchewan property on which we have erected a meteorological tower.

Potential investors should be aware of the difficulties normally encountered by development stage companies and the high rate of failure of such enterprises. Prior to earning revenue, of which there is no assurance, we will likely incur significant costs and expect to incur significant losses in the foreseeable future. If we are unable to acquire a property interest and erect a wind farm on our property, we will not earn profits nor be able to continue operations.

Because our continuation as a going concern is in doubt, we will be forced to cease business operations unless we can generate profitable operations in the future.

We incurred losses since our inception. Further losses are anticipated in the development of our business. As a result, there is substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. If we cannot raise financing to meet our obligations, we will be insolvent and will cease business operations.

If we are not able to obtain an interest in a suitable property with a potential wind resource, our business will fail.

We have entered into an agreement to erect a meteorological tower on a property in southwestern Saskatchewan to determine whether it possesses a sufficient wind resource to justify the erection of wind turbines. However, we do not have an arrangement where it may erect turbines on the property if it contains an economic wind resource. Even if we are able to reach an agreement to acquire an interest in this property, we may not be able to obtain the financing necessary to complete the lease or purchase. If we are unable to acquire a suitable property interest, our business will fail.

Future changes in weather patterns could negatively impact our business, reducing potential profitability or causing our business to fail.

Changes in weather patterns may affect our ability to operate a wind power project on any property we acquires. Wind data that we collect from a meteorological tower may vary from results actually achieved when a wind turbine is installed. Changing global environmental and weather conditions may also affect the reliability of the data relating to a property.

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

Our ability to erect turbines on a property in Saskatchewan will be contingent upon it obtaining environmental and municipal permits. If it cannot acquire these permits, our business will fail.

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

If we cannot find a party from which we can purchase electricity on acceptable terms, we will not be able to establish a wind power project and our business will fail.

Even if we demonstrate a significant wind resource on a property that we acquire, we may not be able to secure a purchaser for any electricity that we produce on acceptable terms. Without a purchaser for electricity from a property, we will not be able to proceed with our business plan.

Because all of our assets and a majority of our directors and officers are located in Canada, U.S. residents' enforcement of legal process may be difficult.

All of our officers and a majority of our directors reside in Canada. As well, all of our assets are located in Canada. Accordingly, service of process upon our company, or upon individuals related to Keewatin, may be difficult or impossible to obtain within the United States. As well, any judgment obtained in the United States against us may not be collectible within the United States.

A decline in the price of our common stock could affect our ability to raise further working capital, it may adversely impact our ability to continue operations and we may go out of business.

A prolonged decline in the price of our common stock could result in a reduction in the liquidity of our common stock and a reduction in our ability to raise capital. Because we may attempt to acquire a significant portion of the funds we need in order to conduct our planned operations through the sale of equity securities, a decline in the price of our common stock could be detrimental to our liquidity and our operations because the decline may cause investors to not choose to invest in our stock. If we are unable to raise the funds we require for all of our planned operations, we may force us to reallocate funds from other planned uses and may have a significant negative effect on our business plan and operations, including our ability to develop new products and continue our current operations. As a result, our business may suffer and not be successful and we may go out of business. We also might not be able to meet our financial obligations if we cannot raise enough funds through the sale of our common stock and we may be forced to go out of business.

If we issue additional shares in the future, it will result in the dilution of our existing shareholders.

Our certificate of incorporation authorizes the issuance of up to 100,000,000 shares of common stock with a par value of $0.001. Our board of directors may choose to issue some or all of such shares to acquire one or more businesses or to provide additional financing in the future. The issuance of any such shares will result in a reduction of the book value and market price of the outstanding shares of our common stock. If we issue any such additional shares, such issuance will cause a reduction in the proportionate ownership and voting power of all current shareholders. Further, such issuance may result in a change of control of our corporation.

Trading on the OTC Bulletin Board may be volatile and sporadic, which could depress the market price of our common stock and make it difficult for our stockholders to resell their shares.

Our common stock is quoted on the OTC Bulletin Board service of the Financial Industry Regulatory Authority (“FINRA”). Trading in stock quoted on the OTC Bulletin Board is often thin and characterized by wide fluctuations in trading prices due to many factors that may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, the OTC Bulletin Board is not a stock exchange, and trading of securities on the OTC Bulletin Board is often more sporadic than the trading of securities listed on a quotation system like NASDAQ or a stock exchange like the American Stock Exchange. Accordingly, our shareholders may have difficulty reselling any of their shares.

Our stock is a penny stock. Trading of our stock may be restricted by the SEC’s penny stock regulations and FINRA’s sales practice requirements, which may limit a stockholder’s ability to buy and sell our stock.

Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in, and limit the marketability of, our common stock.

FINRA sales practice requirements may also limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules promulgated by the Securities and Exchange Commission (see above for a discussion of penny stock rules), FINRA rules require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

ITEM 3. CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective.

There were no changes in our internal control over financial reporting during the three months ended November 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

We know of no material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULT UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6	EXHIBITS.

The following exhibits, required by Item 601 of Regulation S-B, are being filed as part of this quarterly report, or are incorporated by reference where indicated:

Exhibit No.	Description
3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2, filed on July 14, 2005)
3.2	Bylaws (incorporated by reference from our Registration Statement on Form SB-2, filed on July 14, 2005)
4.1	Form of Warrant Certificate for July 13, 2007 Private Placement
10.1	Management Agreement (filed as an exhibit to registration statement on Form SB-2 dated July 14, 2005).
10.2	Consent to Entry/Right of Access Agreement (filed as an exhibit to registration statement on Form SB-2 dated September 29, 2005).
10.3	Letter of Intent dated March 27, 2007 between Keewatin Windpower Corp. and Sky Harvest Windpower Corp.
10.4	Form of Subscription Agreement for July 13, 2007 Private Placement for US Subscribers
10.5	Form of Subscription Agreement for July 13, 2007 Private Placement for Non-US Subscribers
31.1	Certification Statement of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002
32.1	Certification Statement of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002

SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

January 14, 2008	Keewatin Windpower Corp.

By: /s/ Chris Craddock
Chris Craddock
President, CEO, CFO, Treasurer, Secretary, Director
Principal Executive Officer and Principal Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

January 14, 2008	Keewatin Windpower Corp.

By: /s/ Chris Craddock
Chris Craddock
President, CEO, CFO, Treasurer, Secretary, Director
Principal Executive Officer and Principal Financial Officer