Form 10QSB
period 2008-02-29
Keewatin Windpower Corp.
filed 2008-04-18
CIK 1332445

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2008

[   ] TRANSITION REPORT UNDER 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______________ to ______________

Commission File Number 333-126580

KEEWATIN WINDPOWER CORP.
(Exact name of small Business Issuer as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

617-666 Burrard Street, Vancouver, BC, Canada V6C 2X8
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
Yes [   ]   No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 12,391,500 shares of common stock issued and outstanding as of April 1, 2008

Transitional Small Business Disclosure Format (Check one): Yes [   ]   No [X]

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL INFORMATION

Keewatin Windpower Corp.
(A Development Stage Company)

February 29, 2008

Keewatin Windpower Corp.
(A Development Stage Company)
Balance Sheets
(Expressed in US Dollars)
(unaudited)

	February 29,	May 31,
	2008	2007
	$	$

ASSETS

Current Assets

Cash and cash equivalents	177,356	449,185
Short term investment	1,362,500	–
Prepaid expenses	10,000	–

Total Current Assets	1,549,856	449,185

Property and equipment, net (Note 5)	15,856	15,936

Total Assets	1,565,712	465,121

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities

Accounts payable	13,474	3,040
Accrued liabilities	13,207	1,764
Management fees payable (Note 6)	45,100	45,100

Total Liabilities	71,781	49,904

Contingencies (Note 2)

Stockholders’ Equity

Preferred Stock:
Authorized: 10,000,000 shares, $0.001 par value
Issued and outstanding: None	–	–

Common Stock: (Note 7)
Authorized: 100,000,000 shares, $0.001 par value
Issued and outstanding: 12,391,500 shares
(May 31, 2007 – 10,530,000 shares)	12,391	10,530

Additional paid-in capital	2,071,366	409,478

Common stock subscribed (Note 7)	–	500,500

Deficit accumulated during the development stage	(589,826)	(505,291)

Total Stockholders’ Equity	1,493,931	415,217

Total Liabilities and Stockholders’ Equity	1,565,712	465,121

(The accompanying notes are an integral part of these financial statements)

Keewatin Windpower Corp.
(A Development Stage Company)
Statements of Operations
(Expressed in US Dollars)
(unaudited)

	Accumulated from
	February 25, 2005
	(Date of Inception)	Three Months	Three Months	Nine Months	Nine Months
	To	Ended	Ended	Ended	Ended
	February 29,	February 29,	February 28,	February 29,	February 28,
	2008	2008	2007	2008	2007
	$	$	$	$	$

Expenses
Management fees	228,577	25,550	98,877	68,500	113,877
General and administrative	421,256	43,761	285,640	66,552	299,867

Operating loss	(649,833)	(69,311)	(384,517)	(135,052)	(413,744)

Other Income

Interest income	60,007	16,461	5,166	50,517	5,166

Net loss	(589,826)	(52,850)	(379,351)	(84,535)	(408,578)

Net loss per common share –
basic and diluted		(0.00)	(0.04)	(0.01)	(0.04)

Weighted average number of
common stock outstanding		12,392,000	10,530,000	12,062,000	10,530,000

(The accompanying notes are an integral part of these financial statements)

Keewatin Windpower Corp.
(A Development Stage Company)
Statements of Cash Flows
(Expressed in US Dollars)
(unaudited)

	Accumulated from
	February 25, 2005
	(Date of Inception)	Nine Months	Nine Months
	To	Ended	Ended
	February 29,	February 29,	February 28,
	2008	2008	2007
	$	$	$
Operating activities
Net loss for the period	(589,826)	(84,535)	(408,578)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation	9,011	4,134	3,120
Stock-based compensation	365,508	–	365,508
Changes in operating assets and liabilities:
Prepaid expenses	(10,000)	(10,000)	1,338
Accrued interest	(12,500)	(12,500)	(432)
Accounts payable and accrued liabilities	26,681	21,877	4,701
Management fees payable	45,100	–	19,900
Net cash flows used in operating activities	(166,026)	(81,024)	(14,443)
Investing activities
Purchase of equipment	(24,867)	(4,054)	–
Purchase of short term investments	(1,350,000)	(1,350,000)	(50,000)
Net cash flows used in investing activities	(1,374,867)	(1,354,054)	(50,000)
Financing activities
Proceeds from common stock issuances	1,718,249	1,163,249	–
Proceeds from common stock subscriptions	–	–	500,500
Proceeds from loans payable to related party	–	–	(22,100)
Net cash flows provided by financing activities	1,718,249	1,163,249	478,400
Increase (decrease) in cash and cash equivalents	177,356	(271,829)	413,957

Cash and cash equivalents – beginning of period	–	449,185	3,001
Cash and cash equivalents – end of period	177,356	177,356	416,958

Cash and cash equivalents consist of:
Cash in bank		16,935	416,958
Short term investments		150,421	–
Trust account		10,000	–

		177,356	416,958

Supplementary disclosures
Interest paid	–	–	–
Income taxes paid	–	–	–

(The accompanying notes are an integral part of these financial statements)

Keewatin Windpower Corp.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in US Dollars)
(unaudited)

1.	Basis of Presentation

The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented. This report on Form 10-QSB should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Form 10-KSB for the fiscal year ended May 31, 2007. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s Form 10-KSB for the fiscal year ended May 31, 2007, has been omitted. The results of operations for the nine-month period ended February 29, 2008 are not necessarily indicative of results that may be expected for the fiscal year ending May 31, 2008.

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations the successful exploitation of economically recoverable electricity in its wind power projects, and the attainment of profitable operations. As at February 29, 2008, the Company has accumulated losses of $589,826 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

3.	Recently Adopted Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The Company currently has no such employee plans and does not expect to institute such plans. The adoption of this statement did not have a material effect on the Company's financial statements.

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

Keewatin Windpower Corp.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in US Dollars)
(unaudited)

4.	Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations”. This statement replaces SFAS 141 and defines the acquirer in a business combination as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS 141R also requires the acquirer to recognize contingent consideration at the acquisition date, measured at its fair value at that date. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements Liabilities –an Amendment of ARB No. 51”. This statement amends ARB 51 to establish accounting and reporting standards for the Noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

5.	Property and equipment

			February 29,	May 31,
			2008	2007
		Accumulated	Net carrying	Net carrying
	Cost	depreciation	value	value
	$	$	$	$

Computer equipment	4,054	(1,014)	3,040	-
Wind tower equipment	20,813	(7,997)	12,816	15,936

	24,867	(9,011)	15,856	15,936

6.	Related Party Transactions

a)

The Company neither owns nor leases any real or personal property. A director provides office services without charge. Such costs are immaterial to the financial statements and accordingly, have not been reflected therein.

b)

During the nine months ended February 29, 2008, a director and principal shareholder of the Company has incurred $30,000 (May 31, 2007 - $7,500) in management fees. As at February 29, 2008, the Company has prepaid management fees of $10,000. As at February 29, 2008, the Company owes this director $45,100 in management fees incurred prior to May 31, 2007. There are no specified terms of repayment on the accrued amount.

	c)	During the nine months ended February 29, 2008, other directors were paid $38,500 (May 31, 2007 - $NIL) in management fees.

These related party transactions are recorded at the exchange amount, being the amount established and agreed to by the related parties.

7.	Common Stock

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

Keewatin Windpower Corp.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in US Dollars)
(unaudited)

7.	Common Stock (continued)

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

A summary of the Company’s stock option activity is as follows:

Nine Months Ended
February 29, 2008

	Number	Weighted Average
	of Options	Exercise Price

Balance, Beginning of period	1,000,000	$1.10
Granted	–	–
Cancelled/Forfeited	–	–
Exercised	–	–
Balance, End of period	1,000,000	$1.10

As at February 29, 2008, all of the options were vested, and their intrinsic value was $450,000.

9.	Potential Acquisition

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

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements. Forward-looking statements are projections in respect of future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “intends”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk and Uncertainties” commencing on page 8 of this quarterly report, which may cause our or our industry's actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements.

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

Recent Corporate Developments

We experienced the following significant corporate developments since the end of our last fiscal quarter:

1.

Effective January 29, 2008 Greg Yanke resigned as a director of Keewatin Windpower Corp. Mr. Yanke’s resignation was not as a result of any disagreement on any matter relating to Keewatin’s operations, policies or practices.

2.	Effective January 10, 2008, Chris Craddock was appointed as our Chief Financial Officer. Mr. Craddock continues to serve as the Company’s Chief Executive Officer, President, Secretary and Treasurer.

Plan of Operation

Our plan of operations for the next twelve months is to commence discussions with potential customers that may be interested in purchasing electricity that would be generated from our potential wind power project in southwest Saskatchewan, contact wind turbine suppliers regarding the planned purchase and delivery of equipment and seek potential sources of debt and equity financing.

We erected a meteorological tower on a property in southwest Saskatchewan for the purpose of determining whether the property possesses a wind resource sufficient to justify the erection of wind turbines. This 12 month study was completed during the quarter ended November 30, 2006. Data continues to be collected, additional resource assessment reduces uncertainty in long term yield projections.

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

In 2007, we entered into a letter of intent with Sky Harvest Windpower Corp. (“Sky Harvest”), a private Canadian company, whereby Keewatin intends to acquire all of Sky Harvest’s issued and outstanding share capital.

Sky Harvest holds the rights to construct a wind power facility on approximately 8,500 acres of land located in southwestern Saskatchewan. The company has completed a wind resource assessment on the property that demonstrates that the potential wind resource greatly exceeds the minimum capacity factor necessary to justify the planning and construction of a 150 megawatt wind power project. The company is now in the process of completing the necessary environmental assessment and permitting of the property. Sky Harvest has also commenced initial discussions regarding the potential sale of electricity that would be generated by a wind power facility.

In order to acquire a 100% interest in Sky Harvest, we have agreed to issue a total of up to 17,343,516 restricted shares of common stock to the shareholders of Sky Harvest, equating to 1.5 shares of common stock in our capital for every currently issued common share of Sky Harvest.

Over the next twelve months, we anticipate spending $300,000 on administrative costs, including management fees payable to our president, professional fees and general business expenses, including costs related to complying will our filing obligations as a reporting company. As our operations become more complex, it is anticipated that these costs will increase. We intend to cover these costs from current cash on hand.

To erect wind turbines on the Keewatin property, at an anticipated cost of $67,250,000, we expect to raise up to 75%, or approximately $50,000,000 by way of debt financing and 25%, or approximately $17,000,000 through the sale of our common stock. Additional funds will be required to develop the Sky Harvest property following the completion of our acquisition of the company.

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

We will intend to execute a power purchase agreement with a utility in Saskatchewan or a neighboring jurisdiction. The agreement will include the price to be paid for the electricity we produce in cents per kilowatt hour and the term of the agreement. It will also be subject to us obtaining the necessary financing to proceed with the wind power project.

Debt financiers will only provide us with the financing that we require if our project will be economically viable based on the terms of the power purchase agreement.

Cash Requirements

Over the next 12 months, we have estimated the following operating expenses:

Operating Expenses
Administrative expenses	$200,000
Land Leases	60,000
Compliance costs	40,000
Total	$300,000

Over the next 12 months, we anticipate spending $300,000 on administrative costs, including management fees payable to its President and Directors, professional fees and general business expenses, including costs related to complying with filing obligations as a reporting company.

Results of Operations

We are still in the development stage and did not earn any revenue during the quarter ended February 29, 2008. We do not anticipate earning any revenue until the completion of an environmental assessment on the property, securing a power purchase agreement and erecting turbines on the land, of which there is no guarantee.

Three and Nine Months Summary

	Three
	Months	Three		Nine
	Ended	Months	Percentage	Months	Nine Months	Percentage
	Feb 29,	Ended Feb	Increase/	Ended Feb	Ended Feb	Increase/
	2008	28, 2007	Decrease	29, 2008	28, 2007	Decrease
Revenue	-	-	N/A	-	-	N/A
Expenses	$(69,311)	$(384,517)	(82%)	$(135,052)	$(413,744)	(67.3%)
Interest and Dividend Income	$16,461	$5,166	219%	$50,517	$5,166	877.9%
Net Loss	$(52,850)	$(379,351)	(86.1%)	$(84,535)	$(408,578)	(79.3%)

We recorded a net operating loss of $(52,850) for the three months ended February 29, 2008 and have an accumulated deficit of $(589,826) since inception. As at February 29, 2008 we had cash of $177,356 and for the next 12 months, management anticipates that the minimum cash requirements to fund our proposed exploration program and our continued operations will be $300,000 excluding costs of constructing the proposed wind turbine. Accordingly we do not have sufficient funds to meet our planned expenditures over the next 12 months, and will need further financing in order to meet our anticipated expenses for the construction of the wind turbine. See “Future Financings”, below.

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues until such time as we have entered into commercial production of our wind power projects. We do not anticipate earning any revenue until the completion of an environmental assessment on our properties, secure a power purchase agreement and erecting wind turbines on our properties of which there is no guarantee.

Expenses

Our expenses for the second quarter and six months ended February 29, 2008 and 2007 are outlined in the table below:

	Three	Three		Nine	Nine
	Months	Months		Months	Months
	Ended	Ended	Percentage	Ended	Ended	Percentage
	Feb 29,	Feb 28,	Increase/	Feb 29,	Feb 28,	Increase/
	2008	2007	Decrease	2008	2007	Decrease
Management fees	$25,550	$98,877	(74.2%)	68,500	113,877	(39.8%)
General and administrative	$43,761	$285,640	(84.6%)	66,552	299,867	(77.8%)
Total Expenses	$69,311	$384,517	(81.9%)	$135,052	$413,744	(67.3%)

Operating expenses for the six months ended February 29, 2008 decreased by $315,206 as compared to the comparative period in 2007 primarily as a result of stock based compensation being reduced from $365,508 in the period ending February 28, 2007 to Nil in the period ending February 29, 2008.

Liquidity and Capital Resources

Working Capital

	February 29,	May 31,	Percentage
	2008	2007	Increase/Decrease
Current Assets	$1,549,856	$449,185	245%
Current Liabilities	$13,474	$3,040	343.2%
Working Capital	$1,536,382	$446,145	244.4%

As at February 29, 2008, we had total assets of $1,565,712, comprised principally of cash on hand of $177,356, and total liabilities of $71,781, comprised primarily of management fees payable of $45,100. The increase in assets during the period ended February 29, 2008 over the year ended May 31, 2007 is attributed to financing activities that resulted in net proceeds of $1,163,249.

Cash Flows

			Percentage
	Nine Months Ended	Nine Months Ended	Increase/
	February 29 2008	February 28 2007	Decrease
Cash Flows from (used in) Operating	$(81,024)	$(14,443)	460.9%
Activities
Cash Flows from (used in) Financing	$1,163,249	$478,400	143.1%
Activities
Cash Flows provided by Investing Activities	$(1,354,054)	$(50,000)	2608.1%
Net Increase in Cash During Period	$(271,829)	$413,957	(165.6%)

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

Future Financings

We recorded a net operating loss of $84,535 for the third quarter and nine months ended February 29, 2008 and have an accumulated deficit of $589,826 since inception. As at February 29, 2008 we had cash of $177,356 and for the next 12 months, management anticipates that the minimum cash requirements to fund our proposed exploration program and our continued operations will be $300,000 excluding costs of constructing the wind turbine. Accordingly we have sufficient funds to meet our planned expenditures over the next12 months, however, we will need further financing in order to meet our anticipated expenses for the construction of the wind turbine.

We have begun sourcing equity financing to cover the balance of the anticipated costs for the next 12 months and anticipated costs relating to the erection of wind turbines. Until such financing is arranged, we intend to rely on the proceeds of a recent financing concluded in July, 2007 for net proceeds of approximately $1,163,000 to cover the cost of operations before the erection of wind turbines. We have not had any specific communications with any representative of a debt financing institution regarding our proposed wind power project. Accordingly, we cannot guarantee that it will be able to raise 75% of required funds through debt financing.

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

Over the next12 months, we anticipate spending $300,000 on administrative costs, including management fees payable to our President and Directors, professional fees and general business expenses, including costs related to complying with filing obligations as a reporting company. As our operations become more complex, it is anticipated that these costs will increase. To erect wind turbines on the property, at an anticipated cost of $115,000,000, we expect to raise up to 75%, or approximately $86,000,000 by way of debt financing and 25%, or approximately $29,000,000 through the sale of common stock. It is unlikely that we will be able to make arrangements for debt financing until our environmental assessment is completed, which is not expected to occur until 2009 subject to the negotiation of a power purchase agreement with a credit worthy counter-party. Cash on hand will not cover these costs. We will need to acquire additional financing in order to cover remaining business costs. We do not currently have any arrangements for financing and may not be able to find such financing if required. The most likely sources of future funds that will be available to us are through debt financing and through the issuance of equity capital. We will only be able to secure debt financing for wind turbines if it is able to prove that an economic wind resource exists on a property that is acquired and that we have negotiated a power purchase agreement with a credit worthy counter-party. We do not have any arrangements in place for debt financing nor for the sale of our securities.

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

In order to erect turbines on the Saskatchewan property, we must excavate portions of the land and install concrete platforms below surface. Before we commences this, we will need to obtain environmental and municipal permits from the Saskatchewan provincial government and the town responsible for the property interest it acquires. Depending on environmental impact, our proposed land disturbance may be unacceptable to these government bodies. In addition, the turbines themselves may be seen to have a negative impact on bird migration patterns or on the aesthetics of the region. These factors may prevent us from obtaining necessary permits. In such circumstances, we would be forced to abandon our business plan.

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

ITEM 3. CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Exchange Act, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures at February 29, 2008, which is the end of the period covered by this report. This evaluation was carried out by our principal executive officer and our principal financial officer. Based on this evaluation, our principal executive officer and our principal financial officer have concluded that the design and operation of our disclosure controls and procedures are effective as at the end of the period covered by this report.

There were no changes in our internal control over financial reporting during the three months ended February 29, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by our company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

ITEM 5. OTHER INFORMATION.

None.

ITEM 6 EXHIBITS.

The following exhibits, required by Item 601 of Regulation S-B, are being filed as part of this quarterly report, or are incorporated by reference where indicated:

Exhibit No.	Description
3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2, filed on July 14, 2005)
3.2	Bylaws (incorporated by reference from our Registration Statement on Form SB-2, filed on July 14, 2005)
4.1	Form of Warrant Certificate for July 13, 2007 Private Placement (filed as an exhibit to our November 30, 2007 Quarterly Report, filed on January 14, 2008)
10.1	Management Agreement (filed as an exhibit to registration statement on Form SB-2 dated July 14, 2005).
10.2	Consent to Entry/Right of Access Agreement (filed as an exhibit to registration statement on Form SB-2 dated September 29, 2005).
10.3	Letter of Intent dated March 27, 2007 between Keewatin Windpower Corp. and Sky Harvest Windpower Corp. (filed as an exhibit to our November 30, 2007 Quarterly Report, filed on January 14, 2008)
10.4	Form of Subscription Agreement for July 13, 2007 Private Placement for US Subscribers (filed as an exhibit to our November 30, 2007 Quarterly Report, filed on January 14, 2008)
10.5	Form of Subscription Agreement for July 13, 2007 Private Placement for Non-US Subscribers (filed as an exhibit to our November 30, 2007 Quarterly Report, filed on January 14, 2008)
31.1	Certification Statement of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002
32.1	Certification Statement of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002

SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 14, 2008	KEEWATIN WINDPOWER CORP.

By: /s/ Chris Craddock

Chris Craddock
President, CEO, CFO, Treasurer, Secretary, Director
Principal Executive Officer and Principal Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

April 14, 2008	KEEWATIN WINDPOWER CORP.

By: /s/ Chris Craddock

Chris Craddock
President, CEO, CFO, Treasurer, Secretary, Director
Principal Executive Officer and Principal Financial Officer