Form 10-K
period 2008-05-31
Keewatin Windpower Corp.
filed 2008-09-12
CIK 1332445

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: May 31, 2008

or

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________

Commission file number: 000-52410

KEEWATIN WINDPOWER CORP.
(Exact name of registrant as specified in its charter)

Nevada	N/A
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

617-666 Burrard Street, Vancouver, BC, Canada V6C3P6
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code (604) 601-2070

Securities registered pursuant to Section 12(b) of the Act

Title of Each Class	Name of each Exchange on which registered
Nil	N/A

Securities registered pursuant to Section 12(g) of the Act

Common Stock, par value $0.001 per share
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405
of the Securities Act.  Yes [   ]     No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or
Section 15(d) of the Act. Yes [   ]     No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes [X]     No [    ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K
(§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in
Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

Large accelerated filer [ ]		Accelerated filer [ ]
(Do not check if a smaller reporting
Non-accelerated filer [ ]	company)	Smaller reporting company [X]

- ii -

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes [   ]    No [X]

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of November 30,
2007 was approximately $11,378,661 (computed based on the closing sale price of the common stock of $1.70 per share as of such date).

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the
distribution of securities under a plan confirmed by a court. Yes [   ]    No [   ]

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 12,391,500 shares of common stock are issued and outstanding as of September 9, 2008

DOCUMENTS INCORPORATED BY REFERENCE

Not Applicable

- iii -

- iv -

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. Forward-looking statements are projections in respect of future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “intends”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in Item 1A “Risk Factors” commencing on page 5 of this report, which may cause our or our industry's actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements.

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

PART I

ITEM 1. BUSINESS

Corporate Overview

We are a development stage company in the business of electrical power generation through the use of wind energy. We have not generated any revenue from operations since our incorporation. We do not anticipate earning any revenue until the completion of an environmental assessment on our properties, securing a power purchase agreement and erecting wind turbines on our properties of which there is no guarantee.

Corporate History

We were incorporated in the State of Nevada on February 25, 2005. Our resident agent is Empire Stock Transfer Inc., 2470 Saint Rose Parkway, Suite 304, Henderson, NV 89704.

Recent Corporate Developments

Since the completion of our fiscal quarter ended February 28, 2008, we have experienced the following significant corporate developments: Keewatin Windpower Corp. is participating in the Saskatchewan Wind Power Integration and Development study. At the invitation of Saskpower, Keewatin and Sky Harvest Windpower Corp. have provided their data to Genivar, a Calgary based engineering firm, who will conduct the study on behalf of the utilities to define a productive plan for wind power in Saskatchewan.

Our Business

Keewatin Windpower Corp. intends to become a wind energy electrical generation company, known in the industry as an independent power producer. To date, the Company has assessed wind speed data gathered and issued by Environment Canada, a department of the Canadian government, in order to locate areas in the province of Saskatchewan that have the best wind potential. In June 2005, the Company’s President, Chris Craddock, attended various locations in Saskatchewan to personally assess properties that possess promising wind resources. In August 2005, the Company entered into an agreement with Edward and Charlotte Bothner which provides the right to erect a meteorological tower ("MET") on certain land that comprises 640 acres located in south-western Saskatchewan situated near the town of Beechy. The contract was entered into in order to erect a meteorological tower for the purposes of determining the feasibility of constructing wind turbines on this land. The Company erected this tower on the property in early October 2005. The Company owns the wind data gathered from the property. The Company pays $500 annually to Mr. and Mrs. Bothner for this right. To date the Company has not executed an agreement with them to erect wind turbines on their property if a sufficient wind resource is discovered.

The number of turbines that can economically occupy an acre of land depends upon a variety of factors including predominant wind direction, topography and property dimensions. The Company intends to erect a 50 megawatt wind power project, which typically requires approximately 2,500 acres of land. A megawatt is a unit of electrical power equal to one million watts. In order to construct a project of this size, the Company would need to acquire the rights to erect turbines on 2,500 acres that are located within two of the meteorological towers.

Following the meteorological tower study of the Saskatchewan property, the Company will have to negotiate a lease or further land access agreement with the owners of the Saskatchewan property and/or surrounding land-owners. Typical lease agreements in the sector provide the landowner with annual payments based on the number of turbines erected. In order for a wind power project to be profitable, the Company needs to identify a wind resource that yields a capacity factor of over 30%. The capacity factor, sometimes referred to as the load factor, of a wind project is the energy produced during a given period divided by the energy that would have been produced had the project been running continually and at maximum output, e.g.:

Capacity Factor = electricity production during the period (MWH)installed capacity (MW)x number of hours in period (h)Since wind energy output is the cube of the wind speed, the number of hours at higher wind speeds is significantly more important than additional hours at lower wind speeds.

In September 2005, the Company purchased a meteorological tower and in October 2005, assembled and erected the tower on the Saskatchewan property in order to directly assess the property's potential for an operating wind power project. The Company has completed the 12 month MET assessment to determine whether the property possesses sufficient wind to justify the erection of wind turbines. This study concluded the viability of the wind resource to provide sufficient yield of electricity. Prior to generating any revenue, Keewatin must accomplish the following business objectives:

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

To erect wind turbines on the Keewatin property, at an anticipated cost of $115,000,000, we expect to raise up to 75%, or approximately $86,250,000 by way of debt financing and 25%, or approximately $28,750,000 through the sale of our common stock. Additional funds will be required to develop the Sky Harvest property following the completion of our acquisition of Sky Harvest.

Project costs have risen with the global increase in commodity prices. Turbine prices are affected by increases in the costs of steel and transportation. Current costs are reflecting 2008 price estimates and are likely to increase again before project development. Management intends to mitigate these increases in the price of power requested.

Wind Power Development in Saskatchewan

The Company has chosen to develop a wind power project in the southwest region of the Canadian province of Saskatchewan due to the area's wind potential, government's acceptance of wind power projects and the ease of electricity transmission. Data from the MET will continue to be collected for further validation of the wind resource. The twelve month study period has produced data that has been assessed and correlated with other study towers in the area. This work has been carried out by the independent engineering company that erected the MET.

Another significant factor is the property's proximity to the province's electrical transmission lines. The Company must pay to connect any wind turbines to this transmission line. These connection costs are typically justified if the property is within 15 miles of the transmission line. The Saskatchewan property is located approximately two miles from the nearest transmission line. The most important criteria for a wind power project is the speed of the wind on a property, measured in meters per second, combined with the number of hours that the wind moves at various speeds. This calculation is referred to as the capacity of the wind resource.

The Company is also focusing on Saskatchewan due to its Open Access Transmission Tariff, which allows power producers to transmit electricity via the province's electrical grid throughout Saskatchewan and to neighbouring jurisdictions. This is expected to allow the Company to potentially access a broader base of customers seeking electricity. Currently, Saskatchewan has three wind power projects in operation.

Wind Assessment

In October 2005, the Company erected a MET on the Saskatchewan property to record various data, including wind speed, wind direction, temperature, and barometric pressure every ten minutes. As part of this process, the Company retained a meteorologist who selected the specific site on the property for the MET, oversaw the erection of the MET and will monitor and interpret the data recorded by the MET.

The one year wind assessment study was completed in early October 2006.Data will continue to be collected indefinitely. In order to obtain debt financing from a financial institution for a wind power project, financial institutions require a complete year of MET wind data from the property as well as an executed power purchase agreement with a credit worthy counterparty. While the Company has not had any specific communications with any representative of a debt financing institution, financiers have indicated, on an informal basis, that the 12 month wind study requirement is standard in the industry.

The Company has made a determination, based upon wind data to date from the MET, that the Saskatchewan property contains a wind resource sufficient to justify the erection of a wind power project.

Power Purchase Agreement

Following completion of the MET study, the Company intends to enter into an agreement, known as a power purchase agreement, to sell the electricity that will be generated from the proposed wind power project. Power purchase agreements include clauses regarding the price to be paid for the electricity in cents per kilowatt-hour, the term of the agreement (typically 20 or more years), terms of interconnection costs and termination provisions.

The Company intends to sell the electricity that is produced to a utility located in the province of Saskatchewan, in the neighbouring provinces of Alberta or Manitoba, or in North Dakota. The Company has not entered into any discussions with potential power purchasers and cannot be assured that an agreement will be reached on acceptable terms.

If the Company is to reach a power purchase agreement with a third party, it then intends to undertake the construction of a wind power project on the property. Banks and other lenders will typically finance up to 75% of wind power construction costs subject to review of the wind assessment data and the power purchase agreement. The lender will ensure the project has sound fiscal parameters necessary to be profitable, namely the price to be received per megawatt hour and the number of megawatts of rated capacity. The Company has not had any specific communications with any representative of a debt financing institution regarding the proposed wind power project.

The Company intends to raise the remaining required funding from the sale of its common stock. No arrangements are in place for such financing.

Acquisition of Sky Harvest Windpower Corp.

The Company entered into a letter agreement dated March 26, 2007 to acquire 100% of the issued and outstanding common shares of Sky Harvest Windpower Corp. ("Sky Harvest") a private Canadian company incorporated under the federal laws of Canada. Sky Harvest holds the rights to construct a wind power facility on approximately 8,500 acres of land located in south-western Saskatchewan. Sky Harvest has completed a wind resource assessment on the property that demonstrates that the potential wind resource greatly exceeds the minimum capacity factor necessary to justify the planning and construction of a 150 megawatt wind power project. The assessment was completed by Phoenix Engineering Inc. of Calgary, Alberta. Current directors of Keewatin own 53% of Sky Harvest’s issued and outstanding shares.

Golder Associates Ltd, also of Calgary, is presently in the process of completing the necessary environmental assessment and permitting of the property. Sky Harvest has also commenced initial discussions regarding the potential sale of electricity that would be generated by a wind power facility.

Participation by Sky Harvest in Saskatchewan’s Wind Power Integration study, conducted by Genivar has begun with the submission of data to the study.

In order to acquire a 100% interest in Sky Harvest Windpower Corp., Keewatin has agreed to issue a total of 17,343,516 restricted shares of common stock to the shareholders of Sky Harvest, equating to 1.5 shares of common stock in the capital of Keewatin for every currently issued common share of Sky Harvest. The acquisition is subject to Sky Harvest completing an audit of its financial statements, Keewatin changing its name to "Sky Harvest Windpower Corp." and shareholders of both companies approving the acquisition agreement. Keewatin has engaged Stirling Mercantile Corporation to prepare a fairness opinion concerning the transaction. Keewatin’s Board of Directors anticipates that the fairness opinion will support the terms of the proposed acquisition whereby it will issue 1.5 shares of its common stock for each currently issued share of Sky Harvest, representing an aggregate of 17,343,516 shares

Competitive Business Conditions

The wind power and alternative energy businesses are currently experiencing a strong growth phase in Canada. Several developers with existing generating facilities and new developers with current land holdings are engaged in the same business that the Company has entered. The Company will be competing with other independent power producers for transmission and supply contracts. As well, coal and oil and gas producers in the region are able to generate and supply electricity to customers at a less expensive price.

The Company's competitive advantage is expected to be providing electricity generated without greenhouse gas emissions to customers. In 2004, the Canadian government executed the Kyoto Accord, an international treaty whereby countries mutually agree to reduce the amount of greenhouse gases they emit. In order to meet their obligations under the Kyoto Accord, many Canadian utilities must reduce the consumption of electricity generated by fossil fuels such as coal and oil and find environmental alternatives such as wind generated power. However, if electricity purchasers are not prepared to pay higher prices for wind generated power, the Company's ability to execute a power purchase agreement that will result in its profitability will be questionable.

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

Government Approvals and Environmental Laws

In order to erect turbines on a property, the Company may need to apply for and obtain municipal permits relating to zoning and building. Until the Company determines the exact location of the property on which to erect turbines, it will not know the specific permitting requirements for its project. However, all of the proposed sites for the wind power project are not near any significant population centers.

The creation of a wind power project will also involve the excavation of portions of the land and the installation of concrete platforms below the land surface. Before the Company commences this, it will need to obtain environmental approval from the Saskatchewan provincial government. Any development of this nature is subject to the provisions of the Saskatchewan Environmental Assessment Act. This Act requires that prior to commencing the construction of a wind power project the Company must receive approval from Saskatchewan's Ministry of the Environment. The Company must apply for approval by completing an environmental impact assessment and statement, as well as by providing public notice of the proposed development. After the public review, usually a 30 day period which may involve public meetings, the Ministry makes a final decision regarding the project. An approval may include a number of conditions to reduce environmental impact.

The Company anticipates that the cost of complying with all environmental laws will cost approximately $150,000. Recent changes to environmental assessments have increased the costs of these programs. The Company has not applied for any government approvals to date.

Employees

The Company has no employees other than its officers and directors as of the date of this annual report.

Research and Development Expenditures

The Company has not incurred any other research or development expenditures since its incorporation.

Subsidiaries

The Company does not have any subsidiaries as at the date of their fiscal year end.

Patents and Trademarks

The Company does not own, either legally or beneficially, any patents or trademarks.

Reports to Security Holders

We file reports and other information with the SEC. The registration statement, historical information about our company and other information can be inspected and copied at the Public Reference Room of the SEC located at Room 1580, 100 F Street, N.E., Washington D.C. 20549. Copies of such materials, including copies of any portion of the registration statement, can be obtained from the Public Reference Room of the SEC at prescribed rates. You can call the SEC at 1-800-SEC-0330 to obtain information on the operation of the Public Reference Room. Such materials may also be accessed electronically by means of the SEC’s home page on the Internet (http://www.sec.gov).

ITEM 1A. RISK FACTORS

Risks Related to our Business

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

To erect wind turbines on the property, at an anticipated cost of $115,000,000, we expect to raise up to 75%, or approximately $250,000 by way of debt financing and 25%, or approximately $28,750,000 through the sale of common stock. It is unlikely that we will be able to make arrangements for debt financing until our environmental assessment is completed, which is not expected to occur until 2009 subject to the negotiation of a power purchase agreement with a credit worthy counter-party.

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

We have entered into an agreement to operate a meteorological tower on a property in south-western Saskatchewan to determine whether it possesses a sufficient wind resource to justify the erection of wind turbines. However, we do not have an arrangement where it may erect turbines on the property if it contains an economic wind resource. Even if we are able to reach an agreement to acquire an interest in this property, we may not be able to obtain the financing necessary to complete the lease or purchase. If we are unable to acquire a suitable property interest, our business will fail.

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

Risks Related to our Common Stock

A decline in the price of our common stock could affect our ability to raise further working capital, it may adversely impact our ability to continue operations and we may go out of business.

A prolonged decline in the price of our common stock could result in a reduction in the liquidity of our common stock and a reduction in our ability to raise capital. Because we may attempt to acquire a significant portion of the funds we need in order to conduct our planned operations through the sale of equity securities, a decline in the price of our common stock could be detrimental to our liquidity and our operations because the decline may cause investors to not choose to invest in our stock. If we are unable to raise the funds we require for all of our planned operations, we may force us to reallocate funds from other planned uses which may have a significant negative effect on our business plan and operations, including our ability to develop new products and continue our current operations. As a result, our business may suffer and not be successful and we may go out of business. We also might not be able to meet our financial obligations if we cannot raise enough funds through the sale of our common stock and we may be forced to go out of business.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable

ITEM 2. PROPERTIES

Our executive and head office is located at 617-666 Burrard Street, Vancouver, BC, Canada V6C 3P6. The property we rent is 300 square feet in total and the rent is $2,300 per month. We believe our current head office space is sufficient for our current operations.

Other than our agreement with Edward and Charlotte Bothner which provides the right to erect a meteorological tower on certain land that comprises 640 acres located in south-western Saskatchewan situated near the town of Beechy, we do not have an interest in any other property.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market information

Our common stock is quoted on the OTC Bulletin Board under the symbol “KWPW”. The following table shows the quarterly range of high and low bid information for our common stock over the fiscal quarters for the last two fiscal years as quoted on the OTC Bulletin Board. The bid prices represent quotations by dealers without adjustments for retail mark-ups, mark-downs or commissions and may not represent actual transactions. Investors should not rely on historical prices of our common stock as an indication of its future price performance. The last sale price of our common stock on August 28, 2008, was $1.20 per share.

Quarter Ended	Bid High	Bid Low	Bid Close
August 31, 2006	$0.00	$0.00	$0.00
November 30, 2006	$1.03	$0.00	$0.70
February 28, 2007	$1.40	$0.55	$1.30
May 31, 2007	$1.52	$1.15	$1.40
August 31, 2007	$1.65	$1.40	$1.60
November 30, 2007	$1.85	$1.25	$1.65
February 29, 2008	$1.70	$0.75	$1.55
May 31, 2008	$1.90	$0.55	$1.45

Transfer Agent

The transfer agent and registrar for our common stock is Empire Stock Transfer Inc., 2470 Saint Rose Pkwy, Suite 304, Henderson, NV 89074, Phone: 702.818.5898, Fax:702.974.1444, web: www.empirestock.com.

Holders of Common Stock

As of August 18, 2008, we have 56 shareholders holding 12,391,500 shares of our common stock.

Dividends

We have never declared or paid any cash dividends or distributions on our capital stock. We currently intend to retain our future earnings, if any, to support operations and to finance expansion and therefore we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Other than as previously disclosed in our periodic filings pursuant to the Exchange Act during the fiscal year ended May 31, 2008, we did not sell any equity securities that were not registered under the Securities Act of 1933.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6 SELECTED FINANCIAL DATA

Not applicable

ITEM 7 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this prospectus. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include those discussed below and elsewhere in this prospectus and registration statement.

Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Results of Operations

The following summary of our results of operations should be read in conjunction with our audited financial statements for the year ended May 31, 2008 which are included herein.

			Percentage
	Year Ended	Year Ended	Increase/
	May 31, 2008	May 31, 2007	Decrease
Revenue	$-	$-	N/A
Expenses	$319,485	$444,916	(28.2%)
Interest and Dividend Income	$(62,655)	$(9,490)	560.2%
Net Loss	$256,830	$435,426	(41.0%)

Revenues

We recorded a net operating loss of $256,830 for the twelve months ended May 31, 2008 and have an accumulated deficit of $762,121 since inception. We have had no operating revenues since our inception on February 25, 2005 through to the period ended May 31, 2008. We anticipate that we will not generate any revenues for so long as we are a development stage company.

Expenses

Our expenses for the years ended May 31, 2008 and 2007 are outlined below:

	Year Ended	Year Ended
	May 31, 2008	May 31, 2007	Increase/Decrease
Management fees	88,750	121,377	(26.9%	)
General and administrative	230,735	323,539	(28.7%	)
Net Loss	$319,485	$444,426	(28.1%	)

Working Capital

The increase in our working capital from $399,281 to $1,307,158 was primarily due to cash received from our equity financings during the year ended May 31, 2008.

Cash Used In Operating Activities

During the year ended May 31, 2008 we used net cash in operating activities in the amount of ($257,069). The cash used in the current year by our operating activities is primarily represented by our operations on our wind power projects

Cash from Financing Activities

We received net cash from financing activities in the amount of $1,163,249 during the year ended May 31, 2008 compared to $478,400 during the year ended May 31, 2007.

Liquidity and Capital Resources

Our financial condition for the year ended May 31, 2008 and 2007 and the changes between those periods for the respective items are summarized as follows:

Working Capital

	Year Ended	Year Ended	Percentage
	May 31, 2008	May 31, 2007	Increase/Decrease
Current Assets	$1,372,367	$449,185	205.5%
Current Liabilities	$65,209	$49,904	30.7%
Working Capital	$1,307,158	$399,281	227.4%

Cash Flows

			Percentage
	Year Ended	Year Ended	Increase/
	May 31, 2008	May 31, 2007	Decrease
Cash Flows from used in Operating Activities	$(257,069)	$(32,216)	698.0%
Cash Flows from used in Investing Activities	$(1,459,054)	$-	NA
Cash Flows provided by Financing Activities	$1,163,249	$478,400	143.2%
Net increase (decrease) in cash during period	$(447,874)	$446,184	200.4%

Future Financings

We recorded a net operating loss of $257,069 for the year ended May 31, 2008 and have an accumulated deficit of $762,121 since inception. As at May 31, 2008 we had cash and short term investments totaling $1,367,367 and for the next 12 months, management anticipates that the minimum cash requirements to fund our proposed exploration program and our continued operations will be $300,000 excluding costs of constructing the wind turbine. Accordingly we have sufficient funds to meet our planned expenditures over the next 12 months, however, we will need further financing in order to meet our anticipated expenses for the construction of the proposed wind turbine.

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

We currently do not have any arrangements for financing and may not be able to find such financing if required. The most likely sources of future funds that will be available to us are through debt financing and through the issuance of equity capital. We will only be able to secure debt financing for wind turbines if we are able to prove that an economic wind resource exists on a property that is acquired and that we have negotiated a power purchase agreement with a credit worthy counter-party. We do not have any arrangements in place for debt financing nor for the sale of our securities.

We anticipate continuing to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing shareholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our exploration and development activities during the next 12 month period.

Off Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Recently Issued Accounting Standards

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – An interpretation of FASB Statement No. 60”. SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk-management activities. SFAS 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In March 2008, FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133”. SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The Company is currently evaluating the impact of SFAS No. 161 on its financial statements, and the adoption of this statement is not expected to have a material effect on the Company’s financial statements.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

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

In June 2006, FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement did not have a material effect on the Company's financial statements.

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Keewatin Windpower Corp.
(A Development Stage Company)

May 31, 2008

Chang G. Park, CPA, Ph. D.
* 2667 CAMINO DEL RIO S. PLAZA B * SAN DIEGO * CALIFORNIA 92108 *
* TELEPHONE (858)722-5953 * FAX (858) 761-0341 * FAX (858) 764-5480
* E-MAIL changgpark@gmail.com *

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Keewatin Windpower Corp.

We have audited the accompanying balance sheets of Keewatin Windpower Corp. (the “Company”) as of May 31, 2008 and 2007 and the related statements of operation, changes in shareholders’ equity and cash flows for the years then ended and for the period August 26, 1998 (inception) to May 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial positions of Keewatin Windpower corp. as of May 31, 2008 and 2007, and the results of its operation and its cash flows for the years then ended and for the period August 26, 1998 (inception) to May 31, 2008 in conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s losses from operations raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Chang G. Park
____________________
CHANG G. PARK, CPA

July 30, 2008
Chula Vista, CA

Member of the California Society of Certified Public Accountants
Registered with the Public Company Accounting Oversight Board

Keewatin Windpower Corp.
(A Development Stage Company)
Balance Sheets
(Expressed in US Dollars)

	May 31,	May 31,
	2008	2007
	$	$

ASSETS

Current Assets

Cash and cash equivalents	1,311	449,185
Short term investment	1,366,056	–
Prepaid expenses	5,000	–

Total Current Assets	1,372,367	449,185

Property and equipment, net (Note 4)	14,478	15,936

Total Assets	1,386,845	465,121

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities

Accounts payable	6,512	3,040
Accrued liabilities	13,597	1,764
Management fees payable (Note 5)	45,100	45,100

Total Liabilities	65,209	49,904

Contingencies (Note 1)

Stockholders’ Equity

Preferred Stock:
Authorized: 10,000,000 shares, $0.001 par value
Issued and outstanding: None	–	–

Common Stock: (Note 6)
Authorized: 100,000,000 shares, $0.001 par value
Issued and outstanding: 12,391,500 shares
(May 31, 2007 – 10,530,000 shares)	12,391	10,530

Additional paid-in capital	2,071,366	409,478

Common stock subscribed (Note 6)	–	500,500

Deficit accumulated during the development stage	(762,121)	(505,291)

Total Stockholders’ Equity	1,321,636	415,217

Total Liabilities and Stockholders’ Equity	1,386,845	465,121

(The accompanying notes are an integral part of these financial statements)

Keewatin Windpower Corp.
(A Development Stage Company)
Statements of Operations
(Expressed in US Dollars)

	Accumulated from
	February 25, 2005
	(Date of Inception)	Year	Year
	To	Ended	Ended
	May 31,	May 31,	May 31,
	2008	2008	2007
	$	$	$

Expenses
Management fees	248,827	88,750	121,377
General and administrative	585,439	230,735	323,539

Operating loss	834,266	319,485	444,916

Other Income

Interest income	(72,145)	(62,655)	(9,490)

Net loss	762,121	256,830	435,426

Net loss per common share – basic and diluted		(0.02)	(0.04)

Weighted average number of common stock outstanding		12,145,000	10,530,000

(The accompanying notes are an integral part of these financial statements)

Keewatin Windpower Corp.
(A Development Stage Company)
Statements of Cash Flows
(Expressed in US Dollars)

	Accumulated from
	February 25, 2005
	(Date of Inception)	Year	Year
	To	Ended	Ended
	May 31,	May 31,	May 31,
	2008	2008	2007
	$	$	$
Operating activities
Net loss for the period	(762,121)	(256,830)	(435,426)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation	10,389	5,512	4,160
Stock-based compensation	365,508	–	365,508
Changes in operating assets and liabilities:
Prepaid expenses	(5,000)	(5,000)	1,338
Accrued interest	(16,056)	(16,056)	–
Accounts payable and accrued liabilities	20,109	15,305	4,804
Management fees payable	45,100	–	27,400
Net cash flows used in operating activities	(342,071)	(257,069)	(32,216)
Investing activities
Purchase of equipment	(24,867)	(4,054)	–
Purchase of short - term investments	(1,350,000)	(1,350,000)	–
Net cash flows used in investing activities	(1,374,867)	(1,354,054)	–
Financing activities
Proceeds from common stock issuances	1,718,249	1,163,249	–
Proceeds from common stock subscriptions	–	–	500,500
(Repayment of) proceeds from related party loans	–	–	(22,100)
Net cash flows provided by financing activities	1,718,249	1,163,249	478,400
Increase (decrease) in cash and cash equivalents	1,311	(447,874)	446,184
Cash and cash equivalents – beginning of period	–	449,185	3,001
Cash and cash equivalents – end of period	1,311	1,311	449,185

Supplementary disclosures
Interest paid	–	–	–
Income taxes paid	–	–	–

(The accompanying notes are an integral part of these financial statements)

Keewatin Windpower Corp.
(A Development Stage Company)
Statement of Stockholders’ Equity
(Expressed in US Dollars)

					Deficit
					Accumulated
			Additional	Common	During the
	Common		Paid–in	Stock	Development
	Shares	Amount	Capital	Subscribed	Stage	Total
	#	$	$	$	$	$
Balance – February 25, 2005 (Date of
Inception)	–	–	–	–	–	–
Common stock issued on March 2, 2005
to founders for cash at $0.00167 per
share	6,000,000	6,000	4,000	–	–	10,000
Common stock issued from March 4,
2005 to March 20, 2005 for cash at
$0.0033 per share	3,000,000	3,000	7,000	–	–	10,000
Common stock issued on March 31,
2005 for cash at $0.0167 per share	300,000	300	4,700	–	–	5,000
Common stock issued from April 7,
2005 to April 28, 2005 for cash at
$0.0167 per share	480,000	480	7,520	–	–	8,000
Common stock issued from May 1,
2005 to May 25 , 2005 for cash at
$0.0167 per share	690,000	690	10,810	–	–	11,500
Common stock issued on May 29, 2005
for cash at $0.0167 per share	60,000	60	9,940	–	–	10,000
Net loss for the period	–	–	–	–	(12,321)	(12,321)
Balance – May, 31 2005	10,530,000	10,530	43,970	–	(12,321)	42,179
Net loss for the year	–	–	–	–	(57,544)	(57,544)
Balance – May 31, 2006	10,530,000	10,530	43,970	–	(69,865)	(15,365)
Common stock subscribed	–	–	–	500,500	–	500,500
Stock-based compensation	–	–	365,508	–	–	365,508
Net loss for the year	–	–	–	–	(435,426)	(435,426)
Balance – May 31, 2007	10,530,000	10,530	409,478	500,500	(505,291)	415,217
Common stock issued on July 11, 2007
for cash at $0.70 per share	715,000	715	499,785	(500,500)	–	–
Common stock issued on July 11, 2007
for finders’ fees	71,500	71	49,979	–	–	50,050
Common stock issued on July 27, 2007
for cash at $1.20 per share	1,075,000	1,075	1,288,925	–	–	1,290,000
One million share purchase warrants
issued for finders’ fee	-	-	321,279	-	-	321,279
Finders’ Fees	–	–	(498,079)	–	–	(498,079)
Net loss for the year	–	–	–	–	(256,830)	(256,830)
Balance – May 31, 2008	12,391,500	12,391	2,071,366	–	(762,121)	1,321,636

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, the successful exploitation of economically recoverable electricity in its wind power projects, and the attainment of profitable operations. As at May 31, 2008, the Company has accumulated losses of $762,121 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management plans to raise additional funds through debt and equity offerings. Management has yet to decide what type of offering the Company will use or how much capital the Company will attempt to raise. There is no guarantee that the Company will be able to raise any capital through any type of offering. On July 27, 2007 the Company completed a private placement consisting of 1,075,000 shares of common stock at $1.20 per share for cash proceeds of $1,290,000. Finders fees of $126,750 cash and 1,000,000 share purchase warrants entitling the holder to acquire an additional share of common stock for $2.50 were paid related to this placement.

During the year ended May 31, 2007, $500,500 was received in stock subscriptions from another private placement. The offering consisted of up to 715,000 shares of common stock at $0.70 per share for proceeds of $500,500. The Company paid a 10% finders fee consisting of 71,500 shares of common stock. During the year ended May 31, 2008, the Company issued all 1,861,500 shares relating to the two private placements.

2.	Significant Accounting Polices

	a.	Basis of Accounting

The Company’s financial statements are prepared using the accrual method of accounting. The Company has elected a May 31, year-end.

	b.	Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

	c.	Financial Instruments

The fair values of financial instruments, which include cash, short term investments, accounts payable and accrued liabilities, and due to related party approximate their carrying values due to the relatively short maturity of these instruments.

	d.	Equipment

Equipment is carried at cost. Depreciation is computed using a straight-line method over the estimated useful lives of the depreciable property, which range from 3 to 5 years. Management evaluates useful lives regularly in order to determine recoverability taking into consideration current technological conditions. Maintenance and repairs are charged to expense as incurred; additions and betterments are capitalized. Upon retirement or disposal of any item of equipment, the cost and related accumulated depreciation of the disposed assets is removed, and any resulting gain or loss is credited or charged to operations.

Keewatin Windpower Corp.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in US Dollars)

2.	Significant Accounting Polices (continued)

	e.	Long Lived Assets

In accordance with Statement of Financial Accounting Standards No.144 (SFAS No. 144), “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life.

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

Income taxes are provided in accordance with SFAS 109, “Accounting for Income Taxes”. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry forwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

	g.	Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

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

Keewatin Windpower Corp.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in US Dollars)

2.	Significant Accounting Polices (continued)

	j.	Stock-Based Compensation

The Company records stock-based compensation in accordance with SFAS No. 123R “Share Based Payments”, using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued.

3.	Recent Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – An interpretation of FASB Statement No. 60”. SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk-management activities. SFAS 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In March 2008, FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133”. SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The Company is currently evaluating the impact of SFAS No. 161 on its financial statements, and the adoption of this statement is not expected to have a material effect on the Company’s financial statements.

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

Keewatin Windpower Corp.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in US Dollars)

3.	Recent Accounting Pronouncements (continued)

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

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

In June 2006, FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement did not have a material effect on the Company's financial statements.

Keewatin Windpower Corp.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in US Dollars)

4.	Property and equipment

			May 31,	May 31,
			2008	2007
		Accumulated	Net carrying	Net carrying
	Cost	depreciation	value	value
	$	$	$	$

Computer equipment	4,054	(1,352)	2,702	–
Wind tower equipment	20,813	(9,037)	11,776	15,936

	24,867	(10,389)	14,478	15,936

5.	Related Party Transactions

a)

The Company neither owns nor leases any real or personal property. A director provides office services without charge. Such costs are immaterial to the financial statements and accordingly, have not been reflected therein.

b)

During the year ended May 31, 2008, the Company has incurred $45,000 (May 31, 2007 - $7,500) in management fees provided by a director and principal shareholder of the Company. As at May 31, 2008, the Company has prepaid management fees of $5,000. As at May 31, 2008, the Company owes this director $45,100 in management fees incurred prior to May 31, 2007. There are no specified terms of repayment on the accrued amount.

	c)	During the year ended May 31, 2008, other directors were paid $43,750 (May 31, 2007 - $NIL) in management fees.

These related party transactions are recorded at the exchange amount, being the amount established and agreed to by the related parties.

6.	Common Stock and share purchase warrants

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

c)

On July 27, 2007 the Company completed a private placement consisting of 1,075,000 shares of common stock at $1.20 per share for cash proceeds of $1,290,000. Finders’ fees of $126,750 cash and 1,000,000 share purchase warrants entitling the holder to acquire an additional share of common stock at $2.50 per share on or before July 27, 2008, were paid related to this placement. The warrants were valued at $321,279 using the Black-Scholes option pricing model.

A summary of the changes in the Company’s common share purchase warrants is presented below:

	Year ended
	May 31, 2008
		Weighted Average
	Number	Exercise Price
Balance, beginning of period	–	$–
Granted	1,000,000	2.50
Cancelled/Forfeited	–	–
Exercised	–	–
Balance, end of period	1,000,000	$2.50

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

A summary of the Company’s stock option activity is as follows:

	Year Ended		Year Ended
	May 31, 2008		May 31, 2007
		Weighted		Weighted
	Number	Average	Number	Average
	of Options	Exercise Price	of Options	Exercise Price

Balance, Beginning of period	1,000,000	$1.10	–	$–
Granted	–	–	1,000,000	1.10
Cancelled/Forfeited	–	–	–	–
Exercised	–	–	–	–
Balance, End of period	1,000,000	$1.10	1,000,000	$1.10

As at May 31, 2008, all of the options were vested, and their intrinsic value was $380,000.

8.	Income Taxes

The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes." Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Income tax expense differs from the amount that would result from applying the U.S federal and state income tax rates to earnings before income taxes. The Company has a net operating loss carryforward of approximately $396,613 available to offset taxable income in future years which expires in fiscal 2028. Pursuant to SFAS 109, the potential benefit of the net operating loss carryforward has not been recognized in the financial statements since the Company cannot be assured that it is more likely than not that such benefit will be utilized in future years.

Keewatin Windpower Corp.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in US Dollars)

8.	Income Taxes (continued)

The Company is subject to United States federal and state income taxes at an approximate rate of 35%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	May 31,	May 31,
	2008	2007
	$	$
Net loss before income taxes per financial
statements	256,830	435,426
Income tax rate	35%	35%
Income tax recovery	(89,891)	(152,399)
Permanent differences	–	127,928
Temporary differences	–	–
Valuation allowance change	89,891	24,471
Provision for income taxes	–	–

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred income taxes arise from temporary differences in the recognition of income and expenses for financial reporting and tax purposes. The significant components of deferred income tax assets and liabilities at May 31, 2008 are as follows:

	May 31,	May 31,
	2008	2007
	$	$
Net operating loss carryforward	138,815	48,924
Valuation allowance	(138,815)	(48,924)
Net deferred income tax asset	–	–

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

The Company entered into a letter agreement dated March 26, 2007 to acquire 100% of the issued and outstanding common shares of Sky Harvest Windpower Corp. (“Sky Harvest”), a private Canadian company incorporated under the federal laws of Canada, in consideration for 17,343,516 restricted shares of the Company’s common stock. The directors of the Company are also directors and principal shareholders of Sky Harvest. Sky Harvest holds the rights to construct a wind power facility on approximately 8,500 acres of land located in Southwestern Saskatchewan. The closing of this transaction is subject to shareholder approval.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL MATTERS

None

ITEM 9A. CONTROLS AND PROCEDURES

A.            Disclosure Controls and Procedures

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Securities Exchange Act of 1934, the Company’s principal executive officer and principal financial officer evaluated the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, these officers concluded that as of the end of the period covered by this Annual Report on Form 10-K, these disclosure controls and procedures were adequate to ensure that the information required to be disclosed by the Company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and include controls and procedures designed to ensure that such information is accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.

B.            Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

Based on our evaluation under the framework in Internal Control-Integrated Framework, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting were effective as of May 31, 2008.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and that the degree of compliance with the policies or procedures may deteriorate.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our internal control over financial reporting was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report.

C.           Changes in Internal Control Over Financial Reporting.

There were no changes in the Company’s internal control over financial reporting during the quarter ended May 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers, Promoters and Control Persons

As at the date of this report, our directors and executive officers, their ages, positions held, and duration of such, are as follows:

Name	Position Held with our Company	Age	Date First Elected or Appointed
Chris Craddock	President, CEO, CFO, Secretary, Treasurer and Director	50	February 25, 2005
William Iny	Director	57	May 23, 2006

Family relationships

There are no family relationships with any of our other directors and officers.

Business Experience

The following is a brief account of the education and business experience of our directors and executive officers during at least the past five years, indicating their business experience, principal occupations during the period, and the names and principal businesses of the organizations by which they were employed.

Chris Craddock has acted as President, Chief Executive Officer, Secretary, Treasurer and Director since incorporation on February 25, 2005 and has acted as Chief Financial Officer since November 30, 2007. Mr. Craddock acted as the President of Westgreen Power Development Corp., a private Vancouver, British Columbia based company involved in the development of alternative energy projects in British Columbia and Saskatchewan.

From March 2000 to August 2003, he acted as a Director of New Market Ventures Inc., a British Columbia reporting company that acquired and operated Russell Brewing Company Ltd., a British Columbia based microbrewery. Mr. Craddock currently devotes 100% of his business time to the Corporation's affairs.

William Iny has acted as a director since May 23, 2006. Since 1981, Mr. Iny has acted as the Principal of Abra Management Corporation, a private company involved in real estate development, franchising and in providing consulting and financing services to private and public companies. He was also a co-founder and director of Empire Stock Transfer Inc., a Las Vegas, Nevada based registrar and transfer agent registered with the United States Securities & Exchange Commission. Mr. Iny currently devotes 20% of his business time to the Company's affairs.

Involvement in Certain Legal Proceedings

Our directors, executive officers and control persons have not been involved in any of the following events during the past five years:

1.	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.

being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

4.

being the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

5.

being found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated; or

6.

being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the SEC regulations to furnish us with copies of all Section 16(a) reports that they file.

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that all filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
Chris Craddock	3(1)	3(1)	-

1 Mr. Craddock reported transactions dated June 6, 2007, October 5, 2007 and November 16, 2007 outside the two-day reporting period.

Code of Ethics

We have not yet adopted a Code of Ethics but intend to do so in the near future.

Corporate Governance

Nominating and Compensation Committees

We do not have standing nominating or compensation committees, or committees performing similar functions. Our board of directors believe that it is not necessary to have a standing compensation committee at this time because the functions of such committee are adequately performed by our board of directors.

Our board of directors also is of the view that it is appropriate for us not to have a standing nominating committee because our board of directors has performed and will perform adequately the functions of a nominating committee. Our board of directors has not adopted a charter for the nomination committee. There has not been any defined policy or procedure requirements for stockholders to submit recommendations or nomination for directors. Our board of directors does not believe that a defined policy with regard to the consideration of candidates recommended by stockholders is necessary at this time because we believe that, given the early stages of our development, a specific nominating policy would be premature and of little assistance until our business operations are at a more advanced level. There are no specific, minimum qualifications that our board of directors believes must be met by a candidate recommended by our board of directors. The process of identifying and evaluating nominees for director typically begins with our board of directors soliciting professional firms with whom we have an existing business relationship, such as law firms, accounting firms or financial advisory firms, for suitable candidates to serve as directors. It is followed by our board of directors’ review of the candidates’ resumes and interview of candidates. Based on the information gathered, our board of directors then makes a decision on whether to recommend the candidates as nominees for director. We do not pay any fee to any third party or parties to identify or evaluate or assist in identifying or evaluating potential nominee.

Audit Committee

We do not have a standing audit committee at the present time. Our board of directors has determined that we do not have a board member that qualifies as an “audit committee financial expert” as defined in Item 401(h) of Regulation S-K, nor do we have a board member that qualifies as “independent” as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

We believe that our board of directors is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The board of directors of our company does not believe that it is necessary to have an audit committee because we believe that the functions of an audit committee can be adequately performed by the board of directors. In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any revenues from operations to date.

Other Committees

All proceedings of our board of directors for the year ended May 31, 2008 were conducted by resolutions consented to in writing by our directors and filed with the minutes of the proceedings of the board of directors. Our company currently does not have nominating, compensation or audit committees or committees performing similar functions nor does our company have a written nominating, compensation or audit committee charter. Our board of directors believes that it is not necessary to have such committees, at this time, because they can adequately perform the functions of such committees.

Our company does not have any defined policy or procedural requirements for shareholders to submit recommendations or nominations for directors. Our directors believe that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our company does not currently have any specific or minimum criteria for the election of nominees to the Board of Directors and we do not have any specific process or procedure for evaluating such nominees. Our board of directors will assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.

A shareholder who wishes to communicate with our board of directors may do so by directing a written request addressed to our President, at the address appearing on the first page of this annual report.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation

The particulars of compensation paid to the following persons:

  our principal executive officer;

  each of our two most highly compensated executive officers who were serving as executive officers at the end of the year ended May 31, 2008; and

  up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the most recently completed financial year, who we will collectively refer to as the named executive officers, for our year ended May 31, 2008, are set out in the following summary compensation table:

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Chris Craddock President, CEO, Secretary & Treasurer	2008 2007	$30,000 $30,000	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	$30,000 $30,000
Victor Dusik (1) Former Executive VP & CFO	2008 2007	Nil $15,000	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil 15,000

1 Mr. Dusik resigned on November 30, 2007

Director Compensation Policy

Our board of directors has received no compensation to date and there are no plans to compensate them in the near future, unless and until we begin to realize revenues and become profitable in our business operations:

Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (f)	All Other Compensation ($) (g)	Total ($) (j)
Chris Craddock	Nil	Nil	Nil	Nil	Nil	Nil	Nil
William Iny	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Greg Yanke(1)	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Victor Dusik(2)	Nil	Nil	Nil	Nil	Nil	Nil	Nil

1 Mr. Yanke resigned as a director of the Company on January 29, 2008
2 Mr. Dusik resigned as a director of the Company on November 30, 2007

Outstanding equity awards at fiscal year-end

Below is a summary of unexercised options; stock that has not vested; and equity incentive plan awards for each named executive officer outstanding as of the end of our last completed fiscal year.

OPTIONS AWARDS						STOCK AWARDS
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (j)
Chris Craddock	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
William Iny	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Greg Yanke	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Victor Dusik	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Option exercises and stock vested table.

Name (a)	OPTION AWARDS		STOCK AWARDS
	Number of Shares Acquired on Exercise (#) (b)	Value Realized on Exercise ($) (c)	Number of Shares Acquired on Vesting (#) (d)	Realized on Vesting ($) (e)
Chris Craddock	Nil	Nil	Nil	Nil
William Iny	Nil	Nil	Nil	Nil
Greg Yanke	Nil	Nil	Nil	Nil
Victor Dusik	Nil	Nil	Nil	Nil

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Securities authorized for issuance under equity compensation plans

EQUITY COMPENSATION PLAN INFORMATION
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	Nil	Nil	Nil
Equity compensation plans not approved by security holders	1,000,000	$1.10	Nil
Total	1,000,000	$1.10	Nil

Security ownership of certain beneficial owners.

In the following table, we have determined the number and percentage of shares beneficially owned in accordance with Rule 13d-3 of the Exchange Act based on information provided to us by our controlling shareholder, executive officers and directors, and this information does not necessarily indicate beneficial ownership for any other purpose. In determining the number of shares of our common stock beneficially owned by a person and the percentage ownership of that person, we include any shares as to which the person has sole or shared voting power or investment power, as well as any shares subject to warrants or options held by that person that are currently exercisable or exercisable within 60 days.

Title of Class(1)	Name and Address of Shareholder and Position, Office or Material Relationship	Amount and Nature of Beneficial Ownership	Percent of Class(2)
common stock	Chris Craddock 617-666 Burrard Street Vancouver, BC V6C 3P6	1,946,000 Direct	15.70%
common stock	William Iny 617-666 Burrard Street Vancouver, BC V6C 3P6	2,000,000 Direct	16.14%
	Directors and officers as a group (2)	3,946,000	31.84%
5% Stockholders
common stock	Chris Craddock 617-666 Burrard Street Vancouver, BC V6C 3P6	1,946,000 Direct	15.70%
common stock	William Iny 617-666 Burrard Street Vancouver, BC V6C 3P6	2,000,000 Direct	16.14%

Title of Class(1)	Name and Address of Shareholder and Position, Office or Material Relationship	Amount and Nature of Beneficial Ownership	Percent of Class(2)
common stock	Greg Yanke 603-675 Granville Street Vancouver, BC V6B 1N2	2,000,000 Direct	16.14%
		5,946,000	47.98%

(1)

Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. Shares of common stock exercisable or convertible within 60 days, would be counted as outstanding for computing the percentage of the person holding such options or warrants but not counted as outstanding for computing the percentage of any other person.

(2)

Based on 12,391,500 shares outstanding as of August 18, 2008 exercisable or convertible within 60 days, for the persons holding such options or warrants but not counted as outstanding for computing the percentage of any other persons.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons, Promoters and Certain Control Persons

Other than as listed below, we have not entered into or participated in any transactions or a series of similar transactions, wherein the amount involved exceeded $120,000 or one percent of our total assets at year end for the last three completed fiscal years, in which any of our officers, directors, persons nominated for these positions, beneficial owners of 5% or more of our common stock, family members of these persons or any related person of our company had a direct or indirect material interest.

1.

The Company entered into a letter agreement dated March 26, 2007 to acquire 100% of the issued and outstanding common shares of Sky Harvest Windpower Corp. ("Sky Harvest") a private Canadian company incorporated under the federal laws of Canada. Sky Harvest holds the rights to construct a wind power facility on approximately 8,500 acres of land located in south-western Saskatchewan. Sky Harvest has completed a wind resource assessment on the property that demonstrates that the potential wind resource greatly exceeds the minimum capacity factor necessary to justify the planning and construction of a 150 megawatt wind power project. The assessment was completed by Phoenix Engineering Inc. of Calgary, Alberta. Current directors of Keewatin own 53% of Sky Harvest’s issued and outstanding shares. The current directors of Keewatin are also the directors of Sky Harvest.

2.

The Company neither owns nor leases any real or personal property. A director provides office services without charge. Such costs are immaterial to the financial statements and accordingly, have not been reflected therein.

3.

During the year ended May 31, 2008, the Company has incurred $45,000 (May 31, 2007 - $7,500) in management fees provided by a director and principal shareholder of the Company. As at May 31, 2008, the Company has prepaid management fees of $5,000. As at May 31, 2008, the Company owes this director $45,100 in management fees incurred prior to May 31, 2007. There are no specified terms of repayment on the accrued amount.

4.	During the year ended May 31, 2008, other directors were paid $43,750 (May 31, 2007 - $NIL) in management fees.

Director independence

Our common stock is quoted on the OTC bulletin board interdealer quotation system, which does not have director independence requirements. Under NASDAQ rule 4200(a)(15), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation. We do not have any independent directors.

As a result of our limited operating history and limited resources, our management believes that we will have difficulty in attracting independent directors. in addition, we would be likely be required to obtain directors and officers insurance coverage in order to attract and retain independent directors. our management believes that the costs associated with maintaining such insurance is prohibitive at this time.

Employment Contracts and Termination of Employment and Change in Control Arrangements

We have not entered into an employment agreement or consulting agreement with our board of directors and executive officers:

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the Board of Directors or a committee thereof.

We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control, where the value of such compensation exceeds $60,000 per executive officer.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

For the years ended May 31, 2008 and 2007, the aggregate fees billed by Chang G. Park, CPA, Ph. D., for professional services rendered for the audit of our annual consolidated financial statements included in our annual report on Form 10-K were:

2007	$6,200

2008	$9,800

Audit Related Fees

For the years ended May 31, 2008 and 2007, the aggregate fees billed for assurance and related services by Chang G. Park, CPA, Ph. D. relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above, was:

2007	Nil

2008	Nil

Tax Fees

For the years ended May 31, 2008 and 2007, the aggregate fees billed by Chang G. Park, CPA, Ph. D. for other non-audit professional services, other than those services listed above, totalled:

2007	Nil

2008	Nil

We do not use Chang G. Park, CPA, Ph. D. for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers. We do not engage Chang G. Park, CPA, Ph. D. to provide compliance outsourcing services.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before Chang G. Park, CPA, Ph. D. is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

  approved by our board of directors who are capable of analyzing and evaluating financials, etc.; or

  entered into pursuant to pre-approval policies and procedures established by the board of directors, provided the policies and procedures are detailed as to the particular service, the board of directors is informed of each service, and such policies and procedures do not include delegation of the board of directors' responsibilities to management.

The board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

The board of directors has considered the nature and amount of fees billed by Lancaster & David and believes that the provision of services for activities unrelated to the audit is compatible with maintaining Chang G. Park’s independence.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibits required by Item 601 of Regulation S-K:

Exhibit No.	Description
3.1	Articles of Incorporation (Attached as an exhibit to our Registration Statement on Form SB-2 filed on July 14, 2005)
3.2	Bylaws (Attached as an exhibit to our Registration Statement on Form SB-2 filed on July 14, 2005)
4.1	Form of Warrant Certificate for July 13, 2007 Private Placement (Attached as an exhibit to our November 30, 2007 Quarterly Report filed on January 14, 2008)
10.1	Management Agreement (Attached as an exhibit to our Registration Statement on Form SB-2 filed on July 14, 2005).
10.2	Consent to Entry/Right of Access Agreement (Attached as an exhibit to our Registration Statement on Form SB-2 filed on September 29, 2005).
10.3	Letter of Intent dated March 27, 2007 between Keewatin Windpower Corp. and Sky Harvest Windpower Corp. (Attached as an exhibit to our November 30, 2007 Quarterly Report filed on January 14, 2008)
10.4	Form of Subscription Agreement for July 13, 2007 Private Placement for US Subscribers (Attached as an exhibit to our November 30, 2007 Quarterly Report filed on January 14, 2008)
10.5	Form of Subscription Agreement for July 13, 2007 Private Placement for Non-US Subscribers (filed as an exhibit to our November 30, 2007 Quarterly Report, filed on January 14, 2008)
31.1*	Certification Statement of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002
32.1*	Certification Statement of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002

*filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KEEWATIN WINDPOWER CORP.

/s/ Chris Craddock
Chris Craddock
Chief Executive Officer and Chief Financial Officer
Principal Executive Officer, Principal Accounting Officer and Principal Financial Officer
Date: September 10, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Chris Craddock
Chris Craddock
Chief Executive Officer, Chief Financial Officer , President, Treasurer, Secretary, and Director
Principal Executive Officer, Principal Accounting Officer and Principal Financial Officer
Date: September 10, 2008

/s/ William Iny
William Iny
Director
Date: September 10, 2008