Form 10-Q
period 2008-08-31
Keewatin Windpower Corp.
filed 2008-10-15
CIK 1332445

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2008

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 000-52410

KEEWATIN WINDPOWER CORP.
(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

617 – 666 Burrard Street, Vancouver, BC, Canada	V6C 3P6
(Address of principal executive offices)	(Zip Code)

(604) 601-2070
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]    No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]		Accelerated filer [ ]
Non-accelerated filer [ ]	(Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange
Act). Yes [   ]   No [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12,
13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed
by a court. Yes [   ]    No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 12,391,500 shares of common stock issued and outstanding as of October 6, 2008

PART I FINANCIAL INFORMATION

ITEM 1.            FINANCIAL STATEMENTS

These financial statements have been prepared by Keewatin Windpower Corp. (the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with such SEC rules and regulations. In the opinion of management, the accompanying statements contain all adjustments necessary to present fairly the financial position of the Company as of August 31, 2008, and its results of operations, stockholders’ equity, and its cash flows for the fiscal quarter ended August 31, 2008. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of the Company’s annual report on Form 10-K filed on September 12, 2008.

Keewatin Windpower Corp.
(A Development Stage Company)

August 31, 2008

Keewatin Windpower Corp.
(A Development Stage Company)
Balance Sheets
(Expressed in US Dollars)

	August 31,	May 31,
	2008	2008
	$	$
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	669,136	1,311
Short term investment	601,052	1,366,056
Prepaid expenses	17,625	5,000
Total Current Assets	1,287,813	1,372,367
Property and equipment, net (Note 4)	13,100	14,478
Total Assets	1,300,913	1,386,845
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accounts payable	2,398	6,512
Accrued liabilities	7,758	13,597
Management fees payable (Note 5 (b))	45,100	45,100
Total Liabilities	55,256	65,209
Contingencies (Note 1)
Stockholders’ Equity
Preferred Stock:
Authorized: 10,000,000 shares, $0.001 par value
Issued and outstanding: None	–	–
Common Stock: (Note 6)
Authorized: 100,000,000 shares, $0.001 par value
Issued and outstanding: 12,391,500 shares	12,391	12,391
Additional paid-in capital	2,071,366	2,071,366
Deficit accumulated during the development stage	(838,100)	(762,121)
Total Stockholders’ Equity	1,245,657	1,321,636
Total Liabilities and Stockholders’ Equity	1,300,913	1,386,845

(The accompanying notes are an integral part of these financial statements)

Keewatin Windpower Corp.
(A Development Stage Company)
Statements of Operations
(Expressed in US Dollars)
(Unaudited)

	Accumulated from
	February 25, 2005
	(Date of Inception)	Three Months	Three Months
	To	Ended	Ended
	August 31,	August 31,	August 31,
	2008	2008	2007
	$	$	$

Expenses
Management fees	271,702	22,875	15,150
General and administrative	641,419	55,980	12,607

Operating loss	913,121	78,855	27,757

Other Income

Interest income	(75,021)	(2,876)	(10,231)

Net loss	838,100	75,979	17,526

Net loss per common share – basic and diluted		(0.01)	(0.00)

Weighted average number of common stock outstanding		12,391,500	10,752,000

(The accompanying notes are an integral part of these financial statements)

Keewatin Windpower Corp.
(A Development Stage Company)
Statements of Cash Flows
(Expressed in US Dollars)
(Unaudited)

	Accumulated from
	February 25, 2005
	(Date of Inception)	Three Months	Three Months
	To	Ended	Ended
	August 31,	August 31,	August 31,
	2008	2008	2007
	$	$	$
Operating activities
Net loss for the period	(838,100)	(75,979)	(17,526)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation	11,767	1,378	1,378
Stock-based compensation	365,508	–	–
Changes in operating assets and liabilities:
Prepaid expenses	(17,625)	(12,625)	–
Accrued interest	(1,052)	15,004	–
Accounts payable and accrued liabilities	10,156	(9,953)	11,116
Management fees payable	45,100	–	2,500
Net cash flows used in operating activities	(424,246)	(82,175)	(2,532)
Investing activities
Purchase of equipment	(24,867)	–	(4.054)
Purchase of short - term investments	(1,950,000)	(600,000)	–
Redemption of short - term investments	1,350,000	1,350,000	–
Net cash flows provided by (used in) investing activities	(624,867)	750,000	(4,054)

Financing activities
Proceeds from common stock issuances	1,718,249	–	1,163,249
Net cash flows provided by financing activities	1,718,249	–	1,163,249
Increase in cash and cash equivalents	669,136	667,825	1,156,663
Cash and cash equivalents – beginning of period	–	1,311	449,185
Cash and cash equivalents – end of period	669,136	669,136	1,605,848

Supplementary disclosures
Interest paid	–	–	–
Income taxes paid	–	–	–

(The accompanying notes are an integral part of these financial statements)

Keewatin Windpower Corp.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in US Dollars)
(Unaudited)

1.	Basis of Presentation

The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented. This report on Form 10-Q should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended May 31, 2008. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s Form 10-K for the fiscal year ended May 31, 2008, has been omitted. The results of operations for the three-month period ended August 31, 2008 are not necessarily indicative of results that may be expected for the fiscal year ending May 31, 2009.

2.	Organization and Description of Business

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, the successful exploitation of economically recoverable electricity in its wind power projects, and the attainment of profitable operations. As at August 31, 2008, the Company has accumulated losses of $838,100 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

4.	Property and equipment

			August 31,	May 31,
			2008	2008
		Accumulated	Net carrying	Net carrying
	Cost	depreciation	value	value
	$	$	$	$

Computer equipment	4,054	(1,690)	2,364	2,702
Wind tower equipment	20,813	(10,077)	10,736	11,776

	24,867	(11,767)	13,100	14,478

Keewatin Windpower Corp.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in US Dollars)
(Unaudited)

5.	Related Party Transactions

a)

The Company neither owns nor leases any real or personal property. A director provides office services without charge. Such costs are immaterial to the financial statements and accordingly, have not been reflected therein.

b)

During the three months ended August 31, 2008, the Company has incurred $15,000 (2007 - $7,500) in management fees provided by a director and principal shareholder of the Company. As at August 31, 2008, the Company has prepaid management fees of $5,000. As at August 31, 2008, the Company owes this director $45,100 in management fees incurred prior to May 31, 2007. There are no specified terms of repayment on the accrued amount.

c)

During the three months ended August 31, 2008, other directors were paid $7,875 (2007 - $7,650) in management fees. As at August 31, 2008, the Company has prepaid management fees of $2,625 to the other directors.

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

b)

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

A summary of the changes in the Company’s common share purchase warrants is presented below:

	Three Months Ended
	August 31, 2008
		Weighted Average
	Number	Exercise Price
Balance, beginning of period	1,000,000	$2.50
Granted	–	–
Expired	(1,000,000)	2.50
Exercised	–	–
Balance, end of period	–	$–

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

A summary of the Company’s stock option activity is as follows:

Three Months Ended
August 31, 2008

	Number	Weighted Average
	of Options	Exercise Price

Balance, Beginning of period	1,000,000	$1.10
Granted	–	–
Cancelled/Forfeited	–	–
Exercised	–	–
Balance, End of period	1,000,000	$1.10

As at August 31, 2008, all of the options were vested, and their intrinsic value was $100,000.

8.	Potential Acquisition

The Company entered into a letter agreement dated March 26, 2007 to acquire 100% of the issued and outstanding common shares of Sky Harvest Windpower Corp. (“Sky Harvest”), a private Canadian company incorporated under the laws of Canada, in consideration for 17,343,516 restricted shares of the Company’s common stock. The directors of the Company are also directors and principal shareholders of Sky Harvest. Sky Harvest holds the rights to construct a wind power facility on approximately 8,500 acres of land located in Southwestern Saskatchewan. The closing of this transaction is subject to shareholder approval.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements.

This quarterly report contains forward-looking statements. Forward-looking statements are projections in respect of future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “intends”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk and Uncertainties” commencing on page 6 of this quarterly report, which may cause our or our industry's actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited financial statements for the fiscal quarter ended August 31, 2008 which are included herein.

			Percentage
	Three Months Ended	Three Months Ended	Increase/
	August 31, 2008	August 31, 2007	Decrease
Revenue	$-	$-	N/A
Expenses	$78,855	$27,757	184.1%
Interest and Dividend Income	$(2,876)	$(10,231)	(71.9)%
Net Loss	$75,979	$17,526	333.5%

Revenues

We recorded a net operating loss of $75,979 for the fiscal quarter ended August 31, 2008 and have an accumulated deficit of $838,100 since inception. We have had no operating revenues since our inception on February 25, 2005 through to the fiscal quarter ended August 31, 2008. We anticipate that we will not generate any revenues for so long as we are a development stage company.

Expenses

Our expenses for the fiscal quarter ended August 31, 2008 and 2007 are outlined below:

	Three Months	Three Months	Percentage
	Ended	Ended	Increase/
	August 31, 2008	August 31, 2007	Decrease
Management fees	$22,875	$15,150	50.9%
General and administrative	55,980	12,607	344%
Net Loss	$75,979	$17,526	333.5%

Working Capital

The decrease in our working capital from $1,307,158 to $1,232,557 was primarily due to increased professional fees associated with our reporting obligations under Securities Exchange Act of 1934.

Cash Used In Operating Activities

During the fiscal quarter ended August 31, 2008 we used net cash in operating activities in the amount of ($82,175). The cash used in the current year by our operating activities is primarily represented by our operations on our wind power projects

Cash from Financing Activities

We received net cash from financing activities in the amount of $Nil during the fiscal quarter ended August 31, 2008 compared to $1,163,249 during the fiscal quarter ended August 31, 2007.

Liquidity and Capital Resources

Our financial condition for the fiscal quarter ended August 31, 2008 and 2007 and the changes between those periods for the respective items are summarized as follows:

Working Capital

	Three Months	Year
	Ended	Ended	Percentage
	August 31, 2008	May 31, 2008	Increase/Decrease
Current Assets	$1,287,813	$1,372,367	(6.2)%
Current Liabilities	$55,256	$65,209	(15.3)%
Working Capital	$1,232,557	$1,307,158	(5.7)%

Cash Flows
			Percentage
	Three Months Ended	Three Months Ended	Increase/
	August 31, 2008	August 31, 2007	Decrease

Cash Flows from used in Operating Activities	$(82,175)	$(2,532)	3,145%

Cash Flows from used in Investing Activities	$750,000	$(4,054)	N/A

Cash Flows provided by Financing Activities	$-	$1,163,249	(100)%

Net increase (decrease) in cash during period	$669,136	$1,605,848	(42.3)%

Future Financings

We recorded a net operating loss of $75,979 for the fiscal quarter ended August 31, 2008 and have an accumulated deficit of $838,100 since inception. As at August 31, 2008 we had cash and short term investments totaling $1,270,188 and for the next twelve months, management anticipates that the minimum cash requirements to fund our continued operations will be $300,000 excluding costs of constructing the wind turbine. Accordingly we have sufficient funds to meet our planned expenditures over the next 12 months, however, we will need further financing in order to meet our anticipated expenses for the construction of the proposed wind turbine.

We have begun sourcing equity financing to cover the balance of the anticipated costs for the next 12 months and anticipated costs relating to the erection of wind turbines. Until such financing is arranged, we intend to rely on the proceeds of a recent financing concluded in July, 2007 for net proceeds of approximately $1,163,250 to cover the cost of operations before the erection of wind turbines. We have not had any specific communications with any representative of a debt financing institution regarding our proposed wind power project. Accordingly, we cannot guarantee that it will be able to raise 75% of required funds through debt financing.

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

ITEM 3.            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4T.          CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Exchange Act, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures at August 31, 2008, which is the end of the period covered by this report. This evaluation was carried out by our principal executive officer and our principal financial officer. Based on this evaluation, our principal executive officer and our principal financial officer have concluded that the design and operation of our disclosure controls and procedures are effective as at the end of the period covered by this report.

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

There were no changes in our internal control over financial reporting during the three months ended August 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.            LEGAL PROCEEDINGS.

None.

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

ITEM 2.            UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.            DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.            SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.            OTHER INFORMATION

None.

ITEM 6.            EXHIBITS

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

*filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: October 15, 2008	KEEWATIN WINDPOWER CORP.

/s/ Chris Craddock
By: Chris Craddock
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial
Officer)