Form 10-Q
period 2008-11-30
Keewatin Windpower Corp.
filed 2009-01-14
CIK 1332445

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2008

or

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
12,391,500 shares of common stock issued and outstanding as of January 8, 2009

ii

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

These financial statements have been prepared by Keewatin Windpower Corp. without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with such SEC rules and regulations. In the opinion of management, the accompanying statements contain all adjustments necessary to present fairly the financial position of our company as of November 30, 2008, and its results of operations, stockholders’ equity, and its cash flows for the fiscal quarter ended November 30, 2008. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of our annual report on Form 10-K filed on September 12, 2008.

Keewatin Windpower Corp.
(A Development Stage Company)

November 30, 2008

Keewatin Windpower Corp.
(A Development Stage Company)
Balance Sheets
(Expressed in US Dollars)

	November 30,	May 31,
	2008	2008
	$	$
	(Unaudited)

ASSETS

Current Assets

Cash and cash equivalents	440,229	1,311
Short term investment	604,065	1,366,056
Prepaid expenses	22,687	5,000
Note receivable (Note 5)	100,000	–

Total Current Assets	1,166,981	1,372,367

Property and equipment, net (Note 4)	11,722	14,478

Total Assets	1,178,703	1,386,845

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities

Accounts payable	2,326	6,512
Accrued liabilities	3,622	13,597
Management fees payable (Note 6 (b))	–	45,100

Total Liabilities	5,948	65,209

Contingencies (Note 1)

Stockholders’ Equity

Preferred Stock:
Authorized: 10,000,000 shares, $0.001 par value
Issued and outstanding: None	–	–

Common Stock: (Note 7)
Authorized: 100,000,000 shares, $0.001 par value
Issued and outstanding: 12,391,500 shares	12,391	12,391

Additional paid-in capital	2,071,366	2,071,366

Deficit accumulated during the development stage	(911,002)	(762,121)

Total Stockholders’ Equity	1,172,755	1,321,636

Total Liabilities and Stockholders’ Equity	1,178,703	1,386,845

(The accompanying notes are an integral part of these financial statements)

Keewatin Windpower Corp.
(A Development Stage Company)
Statements of Operations
(Expressed in US Dollars)
(Unaudited)

	Accumulated from
	February 25, 2005
	(Date of Inception)	Three Months	Three Months	Six Months	Six Months
	To	Ended	Ended	Ended	Ended
	November 30,	November 30,	November 30,	November 30,	November 30,
	2008	2008	2007	2008	2007
	$	$	$	$	$

Expenses
Consulting fees	85,129	24,171	2,075	60,304	7,360
Management fees (Note 6(a) and 6(b))	294,577	22,875	27,800	45,750	42,950
Professional fees	116,802	22,078	3,390	38,593	9,510
General and administrative	495,055	9,318	4,719	12,650	5,921

Operating loss	991,563	78,442	37,984	157,297	65,741

Other Income

Interest income	(80,561)	(5,540)	(23,825)	(8,416)	(34,056)

Net loss	911,002	72,902	14,159	148,881	31,685

Net loss per common share – basic and
diluted		(0.01)	(0.00)	(0.01)	(0.00)

Weighted average number of common
stock outstanding		12,392,000	12,392,000	12,392,000	11,898,000

(The accompanying notes are an integral part of these financial statements)

Keewatin Windpower Corp.
(A Development Stage Company)
Statements of Cash Flows
(Expressed in US Dollars)
(Unaudited)

	Accumulated from
	February 25, 2005
	(Date of Inception)	Six Months	Six Months
	To	Ended	Ended
	November 30,	November 30,	November 30,
	2008	2008	2007
	$	$	$
Operating activities
Net loss for the period	(911,002)	(148,881)	(31,685)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation	13,145	2,756	2,756
Stock-based compensation	365,508	–	–
Changes in operating assets and liabilities:
Prepaid expenses	(22,687)	(17,687)	–
Accrued interest	(4,065)	11,991	–
Accounts payable and accrued liabilities	5,948	(14,161)	87
Note receivable	(100,000)	(100,000)	–
Management fees payable	–	(45,100)	2,500
Net cash flows used in operating activities	(653,153)	(311,082)	(26,342)
Investing activities
Purchase of equipment	(24,867)	–	(4,054)
Purchase of short - term investments	(1,950,000)	(600,000)	–
Redemption of short - term investments	1,350,000	1,350,000	–
Net cash flows provided by (used in) investing activities	(624,867)	750,000	(4,054)
Financing activities
Proceeds from common stock issuances	1,718,249	–	1,163,249
Net cash flows provided by financing activities	1,718,249	–	1,163,249
Increase in cash and cash equivalents	440,229	438,918	1,132,853
Cash and cash equivalents – beginning of period	–	1,311	449,185
Cash and cash equivalents – end of period	440,229	440,229	1,582,038

Supplementary disclosures
Interest paid	–	–	–
Income taxes paid	–	–	–

(The accompanying notes are an integral part of these financial statements)

Keewatin Windpower Corp.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in US Dollars)
(Unaudited)

1.	Basis of Presentation

The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented. This report on Form 10-Q should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Form 10-KSB for the fiscal year ended May 31, 2008. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s Form 10-KSB for the fiscal year ended May 31, 2008, has been omitted. The results of operations for the six-month period ended November 30, 2008 are not necessarily indicative of results that may be expected for the fiscal year ending May 31, 2009.

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, the successful exploitation of economically recoverable electricity in its wind power projects, and the attainment of profitable operations. As at November 30, 2008, the Company has accumulated losses of $911,002 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

4.	Property and equipment

			November 30,	May 31,
			2008	2008
		Accumulated	Net carrying	Net carrying
	Cost	depreciation	value	value
	$	$	$	$

Computer equipment	4,054	(2,028)	2,026	2,702
Wind tower equipment	20,813	(11,117)	9,696	11,776

	24,867	(13,145)	11,722	14,478

Keewatin Windpower Corp.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in US Dollars)
(Unaudited)

5.	Promissory Note

On September 23, 2008, the Company entered into a loan agreement with Sky Harvest Windpower Corp. (“Sky Harvest”) to lend Sky Harvest $100,000. This loan is non-interest bearing, unsecured and due on September 22, 2009. Refer to Note 9.

6.	Related Party Transactions

a)

The Company neither owns nor leases any real or personal property. A director provides office services without charge. Such costs are immaterial to the financial statements and accordingly, have not been reflected therein.

b)

During the six months ended November 30, 2008, the Company has incurred $30,000 (2008 - $15,000) in management fees provided by a director and principal shareholder of the Company. As at November 30, 2008, the Company has prepaid management fees of $5,000. As at November 30, 2008, the Company owes this director $nil (2008 - $45,100) in management fees incurred prior to May 31, 2007.

c)

During the six months ended November 30, 2008, other directors were paid $15,750 (2007 - $27,950) in management fees. As at November 30, 2008, the Company has prepaid management fees of $2,625 to the other directors.

These related party transactions are recorded at the exchange amount, being the amount established and agreed to by the related parties.

7.	Common Stock and share purchase warrants

a)

On July 11, 2007, the Company issued 715,000 shares of common stock at $0.70 per share for proceeds of $500,500. The Company also paid a 10% finders fee consisting of 71,500 shares of common stock. The finder’s fee shares were valued at $50,050.

b)

On July 27, 2007, the Company completed a private placement consisting of 1,075,000 shares of common stock at $1.20 per share for cash proceeds of $1,290,000. Finders’ fees of $126,750 cash and 1,000,000 share purchase warrants entitling the holder to acquire an additional share of common stock at $2.50 per share on or before July 27, 2008, were paid related to this placement. The warrants were valued at $321,279 using the Black-Scholes option pricing model.

A summary of the changes in the Company’s common share purchase warrants is presented below:

	Six Months Ended
	November 30, 2008
		Weighted Average
	Number	Exercise Price
Balance, beginning of period	1,000,000	$ 2.50
Granted	–	–
Expired	(1,000,000)	2.50
Exercised	–	–
Balance, end of period	–	$ –

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

A summary of the Company’s stock option activity is as follows:

Six Months Ended
November 30, 2008

	Number	Weighted Average
	of Options	Exercise Price

Balance, Beginning of period	1,000,000	$ 1.10
Granted	–	–
Cancelled/Forfeited	–	–
Exercised	–	–
Balance, End of period	1,000,000	$ 1.10

As at November 30, 2008, all of the options were vested, and their intrinsic value was $(360,000).

9.	Potential Acquisition

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This quarterly report contains forward-looking statements. Forward-looking statements are projections in respect of future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “intends”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks including the risks in the section entitled “Risks & Uncertainties” and the risks set out below, which may cause our or our industry's actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or performance. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

In this report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common stock” refers to shares of our common stock.

As used in this quarterly report, the terms “we”, “us”, “our”, the “Company” and “Keewatin” mean Keewatin Windpower Corp. and its subsidiaries.

Corporate Overview

We were incorporated in the State of Nevada on February 25, 2005. We are a development stage company in the business of electrical power generation through the use of wind energy. We have not generated any revenue from operations since our incorporation. We do not anticipate earning any revenue until the completion of an environmental assessment on our properties, securing a power purchase agreement and erecting wind turbines on our properties of which there is no guarantee.

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited financial statements for the fiscal quarter ended November 30, 2008 which are included herein.

	Three Months Ended November 30				Six Months Ended November 30
			Percentage					Percentage
			Increase					Increase
			or					or
	2008	2007	Decrease		2008		2007	Decrease
Revenue	$-	$-	-		$-	$
Expenses	78,442	37,984	106.5%		157,297		65,741	139.3%
Interest	(5,540)	(23,825)	(76.7%	)	(8,416)		(34,056)	(75.3%	)
Income
Net Loss	$72,902	$14,159	414.9%		$148,881		$31,685	369.9%

Revenues

We recorded a net operating loss of $72,902 for the fiscal quarter ended November 30, 2008 and have an accumulated deficit of $911,002 since inception. We have had no operating revenues since our inception on February 25, 2005 through to the fiscal quarter ended November 30, 2008. We anticipate that we will not generate any revenues for so long as we are a development stage company.

Expenses

Our expenses for the fiscal quarter ended November 30, 2008 and 2007 are outlined below:

	Three Months Ended November 30				Six Months Ended November 30
			Percentage				Percentage
			Increase or				Increase or
	2008	2007	Decrease		2008	2007	Decrease
Consulting fees	$24,171	$2,075	1,064.9%		$60,304	$7,360	719.3%
Management fees	22,875	27,800	(17.7%	)	45,750	42,950	6.5%
Professional fees	$22,078	$3,390	551.3%		$38,593	$9,510	305.8%
General and	9,318	4,719	97.5%		12,650	5,921	113.6%
administrative
Operating Loss	$78,442	$37,984	106.5%		$157,297	$65,741	139.3%

Liquidity and Capital Resources

Our financial condition for the fiscal quarter ended November 30, 2008 and 2007 and the changes between those periods for the respective items are summarized as follows:

Working Capital

	Three Months Ended

	November		Percentage
	30,	May 31,	Increase or
	2008	2008	Decrease
Current	$1,166,981	$1,372,367	(14.9%	)
Assets
Current	5,948	65,209	(90.9%	)
Liabilities
Working	$1,161,033	$1,307,158	(11.1%	)
Capital

The decrease in our working capital was primarily due to increased professional fees associated with our reporting obligations under Securities Exchange Act of 1934 and increased consulting fees associated with the development of our wind power projects. Also, during the quarter, we made a loan of $100,000 to Sky Harvest Windpower Corp. This loan is non-interest bearing, unsecured and due on September 22, 2009.

Cash Flows

	Six Months Ended
	November 30, 2008	November 30, 2007	Percentage Increase or Decrease
Cash Flows used in Operating Activities	$(311,082)	$(26,342)	1,280.9%
Cash Flows from used in Investing Activities	750,000	(4,054)	(18,600.2%)
Cash Flows provided by Financing Activities	-	1,163,249	(100%)
Net increase (decrease) in cash during period	$440,229	$1,582,038	(72.2%)

Cash Used In Operating Activities

During the fiscal quarter ended November 30, 2008 we used net cash in operating activities in the amount of ($311,082). The cash used in the current year by our operating activities is primarily represented by our operations on our wind power projects

Cash from Financing Activities

We received net cash from financing activities in the amount of $Nil during the fiscal quarter ended November 30, 2008 compared to $1,163,249 during the fiscal quarter ended November 30, 2007.

Disclosure of Outstanding Share Data

Outstanding Warrants

	Six Months Ended
	November 30, 2008
		Weighted Average
	Number of	Exercise Price
	Warrants
Balance, beginning of period	1,000,000	$2.50
Granted	–	–
Expired	(1,000,000)	2.50
Exercised	–	–
Balance, as at January 12, 2009	–	$–

Outstanding Stock Options

During the year ended May 31, 2007, the Company granted stock options to directors, officers and key advisors to acquire up to 1,000,000 shares of common stock exercisable at $1.10 per share on or before February 26, 2009. All options granted were vested at the time of issuance.

A summary of the Company’s stock option activity is as follows:

Six Months Ended
November 30, 2008

	Number	Weighted Average
	of Options	Exercise Price

Balance, Beginning of period	1,000,000	$1.10
Granted	–	–
Cancelled/Forfeited	–	–
Exercised	–	–
Balance, January 12, 2009	1,000,000	$1.10

As at January 12, 2009, all of the options were vested.

Future Financings

We recorded a net operating loss of $72,902 for the fiscal quarter ended November 30, 2008 and have an accumulated deficit of $911,002 since inception. As at November 30, 2008 we had cash and short term investments totaling $1,044,294 and for the next twelve months, management anticipates that the minimum cash requirements to fund our continued operations will be $300,000 excluding costs of constructing the wind turbine. Accordingly we have sufficient funds to meet our planned expenditures over the next 12 months, however, we will need further financing in order to meet our anticipated expenses for the construction of the proposed wind turbine.

We have begun sourcing equity financing to cover the balance of the anticipated costs for the next twelve months and anticipated costs relating to the erection of wind turbines. Until such financing is arranged, we intend to rely on the proceeds of our past financing concluded in July, 2007 for net proceeds of approximately $1,163,250 to cover the cost of operations before the erection of wind turbines. We have not had any specific communications with any representative of a debt financing institution regarding our proposed wind power project. Accordingly, we cannot guarantee that it will be able to raise 75% of required funds through debt financing.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4T. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures at November 30, 2008, which is the end of the period covered by this report. This evaluation was carried out by our principal executive officer and our principal financial officer. Based on this evaluation, our principal executive officer and our principal financial officer have concluded that the design and operation of our disclosure controls and procedures are effective as at the end of the period covered by this report.

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

There were no changes in our internal control over financial reporting during the three months ended November 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS

Not Applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description
3.1	Articles of Incorporation (Attached as an exhibit to our Registration Statement on Form SB-2 filed on July 14, 2005)
3.2	Bylaws (Attached as an exhibit to our Registration Statement on Form SB-2 filed on July 14, 2005)
4.1	Form of Warrant Certificate for July 13, 2007 Private Placement (Attached as an exhibit to our November 30, 2007 Quarterly Report filed on January 14, 2008)
10.1	Management Agreement (Attached as an exhibit to our Registration Statement on Form SB-2 filed on July 14, 2005).
10.2	Consent to Entry/Right of Access Agreement (Attached as an exhibit to our Registration Statement on Form SB-2 filed on September 29, 2005).
10.3	Letter of Intent dated March 27, 2007 between Keewatin Windpower Corp. and Sky Harvest Windpower Corp. (Attached as an exhibit to our November 30, 2007 Quarterly Report filed on January 14, 2008)
10.4	Form of Subscription Agreement for July 13, 2007 Private Placement for US Subscribers (filed as an exhibit to our November 30, 2007 Quarterly Report filed on January 14, 2008)
10.5	Form of Subscription Agreement for July 13, 2007 Private Placement for Non-US Subscribers (filed as an exhibit to our November 30, 2007 Quarterly Report, filed on January 14, 2008)
10.6*	Loan Agreement between Sky Harvest Windpower Corp. and Keewatin Windpower Corp. dated September 23, 2008.
10.7*	Promissory Note dated September 23, 2008
31.1*	Certification Statement of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002
32.1*	Certification Statement of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002

*filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: January 13, 2009	KEEWATIN WINDPOWER CORP.

/s/ Chris Craddock
By: Chris Craddock
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)