Form 10-Q
period 2009-02-28
Keewatin Windpower Corp.
filed 2009-04-16
CIK 1332445

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2009

or

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
12,391,500 shares of common stock issued and outstanding as of April 6, 2009

ii

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

These financial statements have been prepared by Keewatin Windpower Corp. without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with such SEC rules and regulations. In the opinion of management, the accompanying statements contain all adjustments necessary to present fairly the financial position of our company as of February 28, 2009, and its results of operations, stockholders’ equity, and its cash flows for the fiscal quarter ended February 28, 2009. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of our annual report on Form 10-K filed on September 12, 2008.

Keewatin Windpower Corp.
(A Development Stage Company)

February 28, 2009

Keewatin Windpower Corp.
(A Development Stage Company)
Balance Sheets
(Expressed in US Dollars)

	February 28,	May 31,
	2009	2008
	$	$
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	208,594	1,311
Short term investment	655,733	1,366,056
Prepaid expenses (Note 6(b))	22,119	5,000
Note receivable (Note 5)	200,000	–
Total Current Assets	1,086,446	1,372,367
Property and equipment, net (Note 4)	10,344	14,478
Total Assets	1,096,790	1,386,845
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accounts payable	8,509	6,512
Accrued liabilities	4,192	13,597
Management fees payable (Note 6(b))	–	45,100
Total Liabilities	12,701	65,209
Contingencies (Note 1 and 7)
Stockholders’ Equity
Preferred Stock:
Authorized: 10,000,000 shares, $0.001 par value
Issued and outstanding: None	–	–
Common Stock: (Note 8)
Authorized: 100,000,000 shares, $0.001 par value
Issued and outstanding: 12,391,500 shares	12,391	12,391
Common Stock Subscribed (Note 7)	6,750	–
Additional paid-in capital	2,071,366	2,071,366
Deficit accumulated during the development stage	(1,006,418)	(762,121)
Total Stockholders’ Equity	1,084,089	1,321,636
Total Liabilities and Stockholders’ Equity	1,096,790	1,386,845

(The accompanying notes are an integral part of these financial statements)

Keewatin Windpower Corp.
(A Development Stage Company)
Statements of Operations
(Expressed in US Dollars)
(Unaudited)

	Accumulated from
	February 25, 2005
	(Date of Inception)	Three Months	Three Months	Nine Months	Nine Months
	To	Ended	Ended	Ended	Ended
	February 28,	February 28,	February 29,	February 28,	February 29,
	2009	2009	2008	2009	2008
	$	$	$	$	$

Expenses
Consulting fees	142,359	57,230	1,750	117,534	9,110
Engineering and development	113,677	936	13,553	6,452	9,972
Management fees (Note 6(b) and 6(c))	317,452	22,875	25,550	68,625	68,500
Professional fees	132,609	15,807	24,083	54,400	33,593
General and administrative	385,027	2,713	4,375	9,847	13,877

Operating loss	1,091,124	99,561	69,311	256,858	135,052

Other Income

Interest income	(84,706)	(4,145)	(16,461)	(12,561)	(50,517)

Net loss	1,006,418	95,416	52,850	244,297	84,535

Net loss per common share – basic and
diluted		(0.01)	(0.00)	(0.02)	(0.01)

Weighted average number of common
stock outstanding		12,392,000	12,392,000	12,392,000	12,062,000

(The accompanying notes are an integral part of these financial statements)

Keewatin Windpower Corp.
(A Development Stage Company)
Statements of Cash Flows
(Expressed in US Dollars)
(Unaudited)

	Accumulated from
	February 25, 2005
	(Date of Inception)	Nine Months	Nine Months
	To	Ended	Ended
	February 28,	February 28,	February 29,
	2009	2009	2008
	$	$	$
Operating activities
Net loss for the period	(1,006,418)	(244,297)	(84,535)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation	14,523	4,134	4,134
Stock-based compensation	365,764	256	–
Changes in operating assets and liabilities:
Prepaid expenses	(15,625)	(10,625)	(10,000)
Accrued interest	(5,733)	10,323	(12,500)
Accounts payable and accrued liabilities	12,701	(7,408)	21,877
Note receivable	(200,000)	(200,000)	–
Management fees payable	–	(45,100)	–
Net cash flows used in operating activities	(834,788)	(492,717)	(81,024)
Investing activities
Purchase of equipment	(24,867)	–	(4,054)
Purchase of short - term investments	(2,150,000)	(800,000)	(1,350,000)
Redemption of short - term investments	1,500,000	1,500,000	–
Net cash flows provided by (used in) investing activities	(674,867)	700,000	(1,354,054)
Financing activities
Proceeds from common stock issuances	1,718,249	–	1,163,249
Net cash flows provided by financing activities	1,718,249	–	1,163,249
Increase (Decrease) in cash and cash equivalents	208,594	207,283	(271,829)
Cash and cash equivalents – beginning of period	–	1,311	449,185
Cash and cash equivalents – end of period	208,594	208,594	177,356

Supplementary disclosures
Interest paid	–	–	–
Income taxes paid	–	–	–

(The accompanying notes are an integral part of these financial statements)

Keewatin Windpower Corp.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in US Dollars)
(Unaudited)

1.	Basis of Presentation

The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented. This report on Form 10-Q should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended May 31, 2008. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s Form 10-K for the fiscal year ended May 31, 2008, has been omitted. The results of operations for the nine-month period ended February 28, 2009 are not necessarily indicative of results that may be expected for the fiscal year ending May 31, 2009.

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, the successful exploitation of economically recoverable electricity in its wind power projects, and the attainment of profitable operations. As at February 28, 2009, the Company has accumulated losses of $1,006,418 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

3.	Recent Accounting Pronouncements

In June 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”. FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, “Earnings per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

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

4.	Property and equipment

			February 28,	May 31,
			2009	2008
		Accumulated	Net carrying	Net carrying
	Cost	depreciation	value	value
	$	$	$	$

Computer equipment	4,054	(2,366)	1,688	2,702
Meteorological towers	20,813	(12,157)	8,656	11,776

	24,867	(14,523)	10,344	14,478

Keewatin Windpower Corp.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in US Dollars)
(Unaudited)

5.	Promissory Note

On September 23, 2008, the Company entered into a loan agreement with Sky Harvest Windpower Corp. (“Sky Harvest”) to lend Sky Harvest $100,000. This loan is non-interest bearing, unsecured and due on September 22, 2009. On January 28, 2009, the Company entered into a second loan agreement with Sky Harvest to lend Sky Harvest an additional $100,000. This loan is non-interest bearing, unsecured and due on January 28, 2010. Refer to Note 10.

6.	Related Party Transactions

a)

The Company neither owns nor leases any real or personal property. A director provides office services without charge. Such costs are immaterial to the financial statements and accordingly, have not been reflected therein.

b)

During the nine months ended February 28, 2009, the Company has incurred $45,000 (2008 - $30,000) in management fees provided by a director and principal shareholder of the Company. As at February 28, 2009, the Company has prepaid management fees of $5,000. As at February 28, 2009, the Company owes this director $nil (2008 - $45,100) in management fees incurred prior to May 31, 2007.

c)

During the nine months ended February 28, 2009, other directors were paid $23,625 (2007 - $36,000) in management fees. As at February 28, 2009, the Company has prepaid management fees of $2,625 to the other directors.

These related party transactions are recorded at the exchange amount, being the amount established and agreed to by the related parties.

7.	Commitments and contingencies

On February 23, 2009, the Company entered into a consulting agreement with a consultant (the “Consultant”). Pursuant to the agreement, the Consultant will provide investor relations services for the Company from February 24, 2009 to July 5, 2009. In consideration for the investor relations services, the Company agreed to pay the Consultant $5,000 per month and to issue 15,000 shares of the Company’s common stock. At February 28, 2009, the fair value of the 15,000 shares issuable was $6,750 and is included in common stock subscribed. In addition, if the Company receives equity or debt funding of $3,000,000 or more through a source introduced to the Company by the Consultant then the parties agree to extend the agreement by an additional year. In consideration for the additional year of investor relations services, the Company must pay $8,500 per month and issue 50,000 shares of the Company’s common stock or pay $7,500 per month and issue 80,000 shares of the Company’s common stock.

8.	Common Stock and Share Purchase Warrants

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

	Nine Months Ended
	February 28, 2009
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

A summary of the Company’s stock option activity is as follows:

Nine Months Ended
February 28, 2009

	Number	Weighted Average
	of Options	Exercise Price

Balance, Beginning of period	1,000,000	$1.10
Granted	–	–
Expired	(1,000,000)	1.10
Exercised	–	–
Balance, End of period	–	$–

10.	Potential Acquisition

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This quarterly report contains forward-looking statements. Forward-looking statements are projections in respect of future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “intends”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks including the risks in the section entitled “Risks and Uncertainties” and the risks set out below, which may cause our or our industry's actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements.

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

Recent Corporate Developments

Since the commencement our fiscal quarter ended February 28, 2009 we have experienced the following significant corporate developments:

1.

On February 23, 2009 we entered into a Financial Communications and Strategic Consulting Agreement with Aspire Clean Tech Communications, Inc. Pursuant to the terms of the consulting agreement Aspire agreed to assist us with developing an ongoing stock market communication system, handle investor requests for timely information and assist in responding to all investor inquiries and update the shareholder database accordingly. In consideration of the services to be provided by Aspire under the consulting agreement we agreed to: pay Aspire $5,000 per month during the term of the agreement; issue to Aspire 15,000 restricted shares of our common stock, subject to compliance with applicable securities laws; and in the event that we receive equity or debt funding of $3,000,000 or more through a source introduced to us by Aspire, then the parties agree to extend the consulting agreement by an additional year automatically at rate of either $8,500 monthly and 50,000 shares of our common stock or $7,500 monthly and 80,000 shares of our common stock, subject to compliance with applicable securities laws. The initial term of the consulting agreement commences on February 24, 2009 until July 5, 2009. The consulting agreement is governed by the laws of the State of California.

2.

On January 28, 2009 we loaned $100,000 to Sky Harvest Windpower Corp. The loan is non-interest bearing and is secured by a promissory note due on January 28, 2010. The directors of Keewatin are also directors and principal shareholders of Sky Harvest.

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited financial statements for the fiscal quarter ended February 28, 2009 which are included herein.

	Three Months Ended February 28				Nine Months Ended February 28
			Percentage				Percentage
			Increase or				Increase or
	2009	2008	Decrease		2009	2008	Decrease
Revenue	$-	$-	N/A		-	-	N/A
Expenses	99,561	69,311	43.6%		256,858	135,052	90.2%
Interest	(4,145)	(16,461)	(74.8%	)	(12,561)	(50,517)	(75.1%	)
Income
Net Loss	$95,416	$52,850	80.5%		244,297	84,535	188.9%

Revenues

We recorded a net operating loss of $95,416 for the fiscal quarter ended February 28, 2009 and have an accumulated deficit of $1,006,418 since inception. We have had no operating revenues since our inception on February 25, 2005 through to the fiscal quarter ended February 28, 2009. We anticipate that we will not generate any revenues for so long as we are a development stage company.

Expenses

Our expenses for the fiscal quarter ended February 28, 2009 and 2008 are outlined below:

	Three Months Ended February 28				Nine Months Ended February 28
			Percentage				Percentage
			Increase or				Increase or
	2009	2008	Decrease		2009	2008	Decrease
Consulting fees	$57,230	$1,750	3,170.3%		$117,534	$9,110	1,190.2%
Engineering and	936	13,553	(93.09%	)	6,452	9,972	(35.3%	)
development
Management fees	22,875	25,550	(10.5%	)	68,625	68,500	0.2%
Professional fees	15,807	24,083	(34.4%	)	54,400	33,593	61.9%
General and	2,713	4,375	(37.9%	)	9,847	13,877	(29%	)
administrative
Operating Loss	$99,561	$69,311	43.6%		$256,858	$135,052	90.2%

The increase in our operating loss during the most recently completed fiscal quarter was primarily due to an increase in consulting fees paid during the quarter.

Liquidity and Capital Resources

Our financial condition for the fiscal quarter ended February 28, 2009 and 2008 and the changes between those periods for the respective items are summarized as follows:

Working Capital

	Three Months Ended	Three Months Ended	Percentage Increase
	February 28, 2009	May 31, 2008	or Decrease
Current Assets	$1,086,446	$1,372,367	(20.8%)
Current Liabilities	12,701	65,209	(80.5%)
Working Capital	$1,073,745	$1,307,158	(17.9%)

The 17.9% decrease in our working capital was primarily due to increased consulting fees associated with the development of our wind power projects and shareholder communications. Also, during the quarter, we made a loan of $100,000 to Sky Harvest Windpower Corp. This loan is non-interest bearing, unsecured and due on January 28, 2010. During the nine months ended February 28, 2009, we incurred $45,000 (2008 - $30,000) in management fees provided by a director and principal shareholder of Keewatin. During the nine months ended February 28, 2009, other directors were paid $23,625 (2008 - $36,000) in management fees.

Cash Flows

	Nine Months Ended February
	28,
			Percentage
			Increase or
	2009	2008	Decrease
Cash Flows used in Operating Activities	$(492,717)	$(81,024)	508.1%
Cash Flows from used in Investing Activities	700,000	(1,354,054)	(151.7%	)
Cash Flows provided by Financing Activities	-	1,163,249	(100%	)
Net increase (decrease) in cash during period	$207,283	$(271,829)	(176.3%	)

Cash Used In Operating Activities

During the nine months ended February 28, 2009 we used net cash in operating activities in the amount of $492,717. The cash used in the current year by our operating activities was primarily represented by our operations on our wind power projects, our acquisition activities associated with Sky Harvest and shareholder communications.

Cash from Financing Activities

We received net cash from financing activities in the amount of $Nil during the fiscal quarter ended February 28, 2009 compared to $1,163,249 during the fiscal quarter ended February 28, 2008.

Disclosure of Outstanding Share Data

Outstanding Warrants

Nine Months Ended February 28, 2009
	Number of	Weighted Average
	Warrants	Exercise Price
Balance, beginning of period	1,000,000	2.50
Granted	-	-
Expired	(1,000,000)	2.50
Exercised	-	-
Balance, as at April 15, 2009	-	-

Outstanding Stock Options

We granted stock options to directors, officers and key advisors to acquire up to 1,000,000 shares of common stock exercisable at $1.10 per share on or before February 26, 2009. As at the date of this quarterly report all of the previously issued options have expired.

A summary of our stock option activity is as follows:

Nine Months Ended February 28, 2009
	Number of	Weighted Average
	Options	Exercise Price
Balance, beginning of period	1,000,000	1.10
Granted	-	-
Expired	(1,000,000)	1.10
Exercised	-	-
Balance, as at April 15, 2009	-	-

Future Financings

We recorded a net operating loss of $95,416 for the fiscal quarter ended February 28, 2009 and have an accumulated deficit of $1,006,418 since inception. As at February 28, 2009 we had cash and short term investments totaling $864,327 and for the next twelve months, management anticipates that the minimum cash requirements to fund our continued operations will be $300,000 excluding costs of constructing the wind turbine. Accordingly we have sufficient funds to meet our planned expenditures over the next twelve months, however, we will need further financing in order to meet our anticipated expenses for the construction of the proposed wind turbine.

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

We anticipate continuing to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing shareholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our exploration and development activities during the next twelve month period.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4T. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures at February 28, 2009, which is the end of the period covered by this report. This evaluation was carried out by our principal executive officer and our principal financial officer. Based on this evaluation, our principal executive officer and our principal financial officer have concluded that the design and operation of our disclosure controls and procedures are effective as at the end of the period covered by this report.

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

There were no changes in our internal control over financial reporting during the three months ended February 28, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS

Not Applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit	Description
No.
3.1	Articles of Incorporation (Attached as an exhibit to our registration statement on Form SB-2 filed on July 14, 2005)
3.2	Bylaws (Attached as an exhibit to our registration statement on Form SB-2 filed on July 14, 2005)
4.1	Form of Warrant Certificate for July 13, 2007 Private Placement (Attached as an exhibit to our November 30, 2007 quarterly report filed on January 14, 2008)
10.1	Management Agreement (Attached as an exhibit to our registration statement on Form SB-2 filed on July 14, 2005).
10.2	Consent to Entry/Right of Access Agreement (Attached as an exhibit to our registration statement on Form SB-2 filed on September 29, 2005).
10.3	Letter of Intent dated March 27, 2007 between Keewatin Windpower Corp. and Sky Harvest Windpower Corp. (Attached as an exhibit to our November 30, 2007 quarterly report filed on January 14, 2008)
10.4	Form of Subscription Agreement for July 13, 2007 Private Placement for US Subscribers (Attached as an exhibit to our November 30, 2007 quarterly report filed on January 14, 2008)
10.5	Form of Subscription Agreement for July 13, 2007 Private Placement for Non-US Subscribers (Attached as an exhibit to our November 30, 2007 quarterly report, filed on January 14, 2008)
10.6	Loan Agreement between Sky Harvest Windpower Corp. and Keewatin Windpower Corp. dated September 23, 2008 (Attached as an exhibit to our Form 10-Q quarterly report filed on January 14, 2009)
10.7	Promissory Note of Sky Harvest Windpower Corp. dated September 23, 2008 (Attached as an exhibit to our Form 10-Q quarterly report filed on January 14, 2009)
10.8

Financial Communications and Strategic Consulting Agreement with Aspire Clean Tech Communications, Inc. dated February 23, 2009 (Attached as an exhibit to our current report on Form 8-K filed on March 3, 2009)

Exhibit	Description
No.
10.9*	Loan Agreement between Sky Harvest Windpower Corp. and Keewatin Windpower Corp. dated January 28, 2009
10.10*	Promissory Note of Sky Harvest Windpower Corp. dated September 23, 2008
31.1*	Certification Statement of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002
32.1*	Certification Statement of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002

*filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 15, 2009	KEEWATIN WINDPOWER CORP.

/s/ Chris Craddock
By: Chris Craddock
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)