Form 10-K
period 2009-05-31
Keewatin Windpower Corp.
filed 2009-08-31
CIK 1332445

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: May 31, 2009
or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________

Commission file number: 000-52410

KEEWATIN WINDPOWER CORP.
(Exact name of registrant as specified in its charter)

Nevada	N/A
State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization

617-666 Burrard Street, Vancouver, BC, Canada V6C 3P6
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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T
(§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was
required to submit and post such files). Yes [   ]    No [   ]

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

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [   ]    No [X]

The aggregate market value of common stock held by non-affiliates of the registrant, based upon the average bid and ask price of the registrant’s common stock on November 30, 2008 as reported for such date by the OTC Bulletin Board was approximately $ 4,213,000. Common stock held by each executive officer and director of the registrant and by each person who owns 5% or more of the outstanding common stock have been excluded from this computation because such persons may be deemed affiliates of the registrant. This determination of affiliate status for this purpose does not reflect a determination that any persons are affiliates for any other purposes.

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
Yes [   ]    No [   ]

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 29,732,016 shares of common stock are issued and outstanding as of August 14, 2009 (including 16,400,016 shares of common stock reserved for issuance in exchange for certain outstanding exchangeable securities of the registrant).

DOCUMENTS INCORPORATED BY REFERENCE

Not Applicable

KEEWATIN WINDPOWER CORP
Form 10-K for the year ended May 31, 2009

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. Forward-looking statements are projections in respect of future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “intends”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in Item 1A “Risk Factors” commencing on page 11 of this report, which may cause our or our industry's actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements.

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

Foreign Currency and Exchange Rates
All amounts in this annual report are stated in United States Dollars unless otherwise indicated. For purposes of consistency, Canadian Dollars have been converted into United States currency at the following rates:

Per 1 US Dollar
Average for 2009	C$ 1.16
Rate at May 31, 2009	C$ 1.09

PART I

ITEM 1. BUSINESS

Corporate Overview

We are a development stage company in the business of electrical power generation through the use of wind energy. We have not generated any revenue from operations since our incorporation. We do not anticipate earning any revenue until we have completed environmental assessment on our properties, secured a power purchase agreement, erected wind turbines on our properties, connected our wind turbines to the electrical supply grid and commenced the production of electricity. There is no assurance that we will be able to accomplish any or all of these objectives.

We were incorporated in the State of Nevada on February 25, 2005. Our resident agent is Empire Stock Transfer Inc., 2470 Saint Rose Parkway, Suite 304, Henderson, NV, 89704. We are a United States reporting public company, and our shares are quoted on the FINRA OTC Bulletin Board under the symbol “KWPW”. Our head office is in Vancouver, Canada.

Our Business

Keewatin Windpower Corp. intends to become a wind energy electrical generation company, known in the industry as an Independent Power Producer (IPP). The Company intends to develop wind power projects in the range of 100 to 150 megawatt capacity. A megawatt (MW) is a unit of electrical power equal to one million watts. As of the date of this report, following the acquisition of Sky Harvest Windpower Corp., (see Significant Corporate Developments, below), the Company intends to develop two wind power facilities in Saskatchewan, Canada.

Electricity is generated by wind power using a turbine. Wind passing over the blades of the turbine causes them to rotate, driving a generator which produces electrical current. A turbine is capable of generating a specified number of megawatts, referred to as its “Nameplate Capacity”. The total capacity of the project is calculated as the sum of the nameplate capacities of the turbines installed on the site. The number of turbines that can economically occupy a specified area of land depends upon a number of factors including the predominant wind direction, the topography of the property, the dimensions of the property, the size of the turbines and their relative positions on the property.

The most important criteria for the assessment of a wind power project are the speed of the wind on a property, measured in meters per second, and the number of hours that the wind moves at various speeds. This calculation is referred to as the “capacity” of the wind resource.

In order for a wind power project to be profitable, the area in which it is located must have a wind resource that yields a capacity factor of over 30%. The capacity factor (sometimes referred to as the load factor) of a wind project is the energy produced during a given period divided by the energy that would have been produced had the project been running continually and at maximum output, i.e.:

Capacity Factor (CF) =	electricity produced during the period (MW x h)
installed capacity (MW) x number of hours in the period (h)

As wind energy output is a cube function of wind speed, the fewer hours at higher wind speeds are significantly more valuable than more hours at lower wind speeds.

A significant factor in assessing the viability of a power project is the proximity of the project to established electrical transmission lines. The Company must pay to connect any wind turbines to this transmission line. These connection costs are typically justified if the property is within 15 miles of the transmission line.

The Company has decided to develop wind power projects in the southwest region of the Canadian province of Saskatchewan due to the area's identified wind potential, the provincial government's acceptance of wind power projects and ease of access to the electricity transmission grid. The Company also decided to focus on Saskatchewan due to its Open Access Transmission Tariff (OATT), which allows independent power producers to transmit electricity via the province's electrical grid throughout Saskatchewan and to neighbouring jurisdictions. The OATT is expected to enable the Company to potentially access a broader base of customers for any electricity the Company may generate.

As of the date of this report, there are three wind power projects operating in Saskatchewan.

In June 2005, the Company identified a potential location, and in August 2005, the Company entered into an agreement with a land owner allowing the Company to erect a meteorological tower located in southwestern Saskatchewan. The Company erected a tower on the property in early October 2005 and commenced the gathering of wind data. Any and all data gathered is the property of the Company.

As of the date of this report, the Company has assessed wind speed data from the Keewatin site and has determined that the Keewatin property has a wind resource that warrants the erection of wind power generation facility, also known as a “wind farm”.

Based on the wind data collected, the Company has identified the area in which it desires to acquire the rights to erect wind turbines. The Company believes that this area is ideally situated as it is removed from population centres, and less than five miles (8 kilometers) from the nearest provincial electricity transmission line.

As of the date of this report, the Company has commenced initial negotiations with the land owners to acquire the rights to erect wind turbines at identified locations; however, no land use agreements have been concluded. There is no assurance that the Company will be able to acquire the necessary rights on terms acceptable to the Company.

Following the acquisition of Sky Harvest Windpower Inc. (see Recent Corporate Developments, below), Management has decided to prioritize the Sky Harvest project as the resource study, engineering and environment assessment are in advanced stages as compared to Keewatin project. The Company will continue to move forward on the Keewatin project using the same assessment and development protocols as were established in the Sky Harvest project.

Prior to generating any revenue from the Keewatin project the Company must accomplish the following business objectives:

  Enter into lease agreements with land owners in proximity to the study tower,
  Enter into agreements for the purchase and sale of the electric power to be generated by the turbines,
  Arrange the equity and debt financing to finance the purchase of the turbines,
  Purchase and erect turbines on the property and
  Arrange for the connection of the turbines to provincial electricity transmission grid, and
  Commence the generation of electricity.

The company has prepared initial estimates of the cost of building and operating the facility. Project costs have risen with the global increase in commodity prices, and as of the date of this report, are expected to be in the range of $2.5million - $2.8 million per MW, based on 2009 costs. Turbine prices are affected by increases in the costs of steel and transportation, and supply and demand factors. Cost estimates are likely to increase again before project construction commences. Management expects that project cost increases will be considered in the final determination of prices in a future PPA to be negotiated.

Recent Corporate Developments

During our fiscal year ended May 31, 2009, we have experienced the following significant corporate developments:

1.	Loan agreement

On September 23, 2008, the Company entered into a loan agreement with Sky Harvest Windpower Corp. (“Sky Harvest”) pursuant to which it lent Sky Harvest $100,000. The loan is non-interest bearing, unsecured and due on September 22, 2009. On January 28, 2009, the Company entered into a second loan agreement with Sky Harvest to lend Sky Harvest a further $100,000. This additional loan is also non-interest bearing and unsecured, and is due on January 28, 2010. On April 23, 2009, the Company entered into the third loan agreement with Sky Harvest to lend Sky Harvest an additional $80,000. This loan is also non-interest bearing and unsecured, and is due on April 23, 2010.

2.	Acquisition of Sky Harvest Windpower Corp.

The Company entered into a letter of agreement dated March 26, 2007 to acquire 100% of the issued and outstanding common shares of Sky Harvest Windpower Corp. (“Sky Harvest”), a private Canadian company incorporated under the laws of British Columbia, in consideration for 17,343,516 restricted shares of the Company’s common stock. The directors of the Company are also directors and principal shareholders of Sky Harvest. Sky Harvest holds the rights to construct a wind power facility on approximately 8,500 acres of land located near the town of Birsay in Southwestern Saskatchewan and is in negotiation to acquire the rights to erect turbines on a further 5,000 acres of land. The proposed project is accessible by existing roads and within 2 miles (4 kilometers) of the nearest provincial electricity transmission line.The acquisition of Sky Harvest was completed on July 13, 2009 (see Subsequent Events, below).

On July 13, 2009 Keewatin Windpower Corp. (“Keewatin”) completed the acquisition of all of the issued and outstanding shares of Sky Harvest Windpower Corp (“Sky Harvest”). Sky Harvest is a private company incorporated under the laws of Canada in the business of wind power generation. Closing of the acquisition (the “Transaction”) was completed in accordance with the terms and conditions of the Share Exchange Agreement between Keewatin, Keewatin Windpower Inc., a wholly owned subsidiary of Keewatin (“ExchangeCo”), Sky Harvest and all of the shareholders of Sky Harvest dated for reference May 11, 2009.

Pursuant to the terms of the Share Exchange Agreement, each shareholder of Sky Harvest received 1.5 shares in the capital of Keewatin for each 1 common share of Sky Harvest they held prior to closing. In exchange for all of the issued and outstanding shares of Sky Harvest, on July 13, 2009 Keewatin issued a total of:

(i)

220,500 shares of its common stock to Sky Harvest Shareholders resident in the U.S. pursuant to Rule 506 of Regulation D of the Securities Act of 1933 (the “1933 Act”), each of whom represented that they were an “accredited investor” as such term is defined in Regulation D;

(ii)

720,000 shares of its common stock to Sky Harvest shareholders pursuant to Regulation S of the 1933 Act, each of whom represented that they were not a “U.S. person” as such term is defined in Regulation S of the 1933 Act; and

(iii)

16,400,016 exchangeable shares of its subsidiary ExchangeCo, each of which is exchangeable into one share of Keewatin in accordance with the terms and conditions of the Share Exchange Agreement, the Voting and Exchange Trust Agreement and the Exchangeable Share Support Agreement entered into concurrently with the closing of the Transaction. The exchangeable shares were issued to Sky Harvest shareholders in order to minimize any adverse tax consequences for Canadian shareholders of Sky Harvest.

In connection with the Transaction, Keewatin received a fairness opinion prepared by an independent valuator. Following closing of the Transaction, Keewatin has 13,332,000 shares of common stock issued and outstanding and 16,400,016 shares of its common stock reserved for issuance upon conversion of the exchangeable shares. Current directors and officers of Keewatin received an aggregate of 9,166,500 exchangeable shares in connection with the transaction. The current directors of Keewatin are also directors, officers and shareholders of Sky Harvest.

Sky Harvest commenced the collection of wind data in October 2005. Analysis of the data collected indicates that the potential wind resource on the property exceeds the minimum capacity factor necessary to justify the planning and construction of a 150 megawatt wind power project.

As of the date of this report, Sky Harvest has commenced the process of completing the necessary environmental assessment and permitting of the property. At the initiation of the project Sky Harvest committed to involve the community in the development process and has fully briefed local council members on the details of the proposed development. The local municipal authority responded positively to the proposed project and voted unanimously to amend a by-law allowing wind power development in the Rural Municipality. As of the date of this report, Sky Harvest has commenced initial discussions regarding the potential sale of electricity that would be generated by the wind power facility, but has not applied for any government permits or approvals.

Financial Communications and Strategic Consulting Agreement
On February 23, 2009 we entered into a Financial Communications and Strategic Consulting Agreement with Aspire Clean Tech Communications, Inc. Pursuant to the terms of the consulting agreement Aspire agreed to assist us in developing an ongoing stock market communication system, handle investor requests for timely information, respond to investor inquiries and update the shareholder database accordingly. In consideration of the services to be provided by Aspire under the consulting agreement we agreed to pay Aspire $5,000 per month during the term of the agreement and issue to Aspire 15,000 restricted shares of our common stock, subject to compliance with applicable securities laws. In the event that we receive equity or debt funding of $3,000,000 or more through a source introduced to us by Aspire, the parties agree to extend the consulting agreement by an additional year automatically at rate of either $8,500 monthly and 50,000 shares of our common stock or $7,500 monthly and 80,000 shares of our common stock, subject to compliance with applicable securities laws. The initial term of the consulting agreement commenced on February 24, 2009 until July 5, 2009. The consulting agreement is governed by the laws of the State of California.

Participation in the Saskatchewan Wind Power Integration and Development study
In 2008, SaskPower, the Crown Corporation power utility in Saskatchewan, announced the launch of an initiative to examine the potential impact of wind power on the provincial energy plan. The study is expected to address the timing, ownership and procurement process for new wind power projects in Saskatchewan.”

At the invitation of Saskpower, the Company provided the Keewatin project wind data to the consulting engineering firm who conducted the study on behalf of the Saskpower. Sky Harvest also provided wind data for the study. The study has been completed and the Company is awaiting the publication of the report and the utility’s wind power integration plan.

Competitive Business Conditions
The alternative energy business is currently experiencing a strong growth phase in North America. Several developers with existing generating facilities and new developers with current land holdings are engaged in the wind power business in the province of Saskatchewan. The Company will be competing with other independent power producers for transmission and supply contracts. In addition, traditional fossil fuel producers in the region are able to generate and supply electricity to customers at lower prices.

The Company's competitive advantage is expected to be providing electricity generated without greenhouse gas emissions. In 2004, the Canadian government executed the Kyoto Accord, an international treaty whereby countries mutually agree to reduce the amount of greenhouse gases they emit. In order to meet their obligations under the Kyoto Accord, many Canadian utilities will be required to reduce the generation of electricity from fossil fuels and find environmentally sustainable alternatives such as solar and wind generated power. However, if in the absence of public policy initiatives to mandate alternative energy sources, fossil fuel prices remain low and electricity consumers are not prepared to pay higher prices for wind generated power, the Company's ability to execute a profitable power purchase agreement will be in doubt.

Principal Suppliers
Wind, the “fuel” that drives a wind power generating plant is, by definition, free and inexhaustible. The major categories of cost categories of a wind power project are the turbines, balance of station costs, which include all necessary infrastructure, and the cost of connection to the transmission grid. Once in operation, there are ongoing costs for monitoring, maintenance, repairs and replacement.

The wind power business is global with the majority of turbines being manufactured in Europe and the United States. Existing wind power projects in Canada have generally selected turbines supplied by Vestas Wind Systems Inc. or General Electric Energy. Both of these companies have corporate offices in Canada. As of the date of this report, owing to the small total number of turbine manufacturers and increased demand, production lead times for wind turbines are increasing.

Distribution methods of the products or services
The Company intends to sell any electricity produced to a public utility located in the province of Saskatchewan, or in the neighbouring provinces of Alberta or Manitoba, or in the state of North Dakota. As of the date of this report, the Company has not entered into any discussions with potential power purchasers and there is no assurance that an agreement will be reached on terms acceptable to the Company.

Power Purchase Agreement and Dependence on Major Customers
Following completion of the wind resource study, the Company intends to enter into an agreement, known as a Power Purchase Agreement (PPA), to sell the electricity that will be generated from the proposed wind power project. PPS’s typically include clauses regarding the price to be paid for the electricity in cents per kilowatt-hour, the term of the agreement (usually 10 to 20 years), terms of interconnection costs and termination provisions.

The Company intends to sell the electricity that is produced to a utility located in the province of Saskatchewan, in the neighbouring provinces of Alberta or Manitoba, or in North Dakota. The Company has not entered into any discussions with potential power purchasers and cannot be assured that an agreement will be reached on terms acceptable to the Company.

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

Typical power purchase agreements entered into by power utilities in Canada provide for the supply of a specified number of Megawatt-hours for a period of between ten and twenty years, at a pre-determined fixed price. It is expected that a future PPA will encompass all of the electricity generated by the company’s projects. For this reason, once the Company has entered into a PPA it expects to be dependant upon that customer to a significant extent.

The Company intends to enter into a PPA with a public utility in the province of Saskatchewan. As the public utilities in Saskatchewan are Crown Corporations, counterparty risk is expected to be significantly lower than it would be if the customer were a for-profit entity.

If the company is unable to enter into a PPA with a Saskatchewan provincial utility, the Company will consider entering into a PPA with a Crown Corporation utility in Manitoba, Canada, or with a for-profit utility in Alberta, Canada, or in the United States. If the Company enters into a PPA with a for-profit entity, counterparty risk will be increased.

As of the date of this report, the Company has not commenced substantive negotiations with any prospective purchaser, and there is no assurance that the Company will be able to successfully conclude a PPA on terms acceptable to the Company.

Government Approvals and Environmental Laws
In order to erect turbines on a property, the Company may need to apply for, and obtain, municipal permits relating to zoning and building. Until the Company determines the exact locations of the sites within the property upon which it intends to erect turbines, it will not be able to determine the specific permitting requirements for its project. However, the potential turbine sites for the Company’s wind power project are located in areas well removed from significant population centers.

The creation of a wind power project will also involve the excavation of portions of the land and the construction of concrete platforms below the land surface. Any development project of this nature is subject to the provisions of the Saskatchewan Environmental Assessment Act. Before excavation and construction can be commenced, the Company will need to obtain environmental approval from the Saskatchewan provincial government Ministry of the Environment. The Company must apply for approval by completing an environmental impact assessment and statement, as well as by providing public notice of the proposed development. After the public review, usually a 30 day period which may involve public meetings, the Ministry of the Environment will make a final decision regarding the project. An approval may include a number of conditions to mitigate any identified environmental impacts.

As of the date of this report, the Company is not aware of any archaeologically significant or ecologically sensitive areas within the locations on which the Company is contemplating the erection of turbines. However, the Company is unable to predict if the requisite permits will be granted; or, if they are granted, what, if any, conditions may be imposed by the provincial government, and the costs associated with compliance therewith. If such permits are granted subject to certain conditions, there is no assurance that it will be economically or practically feasible for the Company to comply with those conditions.

As of the date of this report, the Company has not applied for any government permits or approvals for either location.

Research and Development, Patents and Trademarks
The Company has not conducted any original research and development. The Company does not own, either legally or beneficially, any patents or trademarks.

Directors, officers and employees
The Company has two directors, one of whom serves as Chief Executive Officer and Chief Financial Officer. As of the date of this report, the Company has no employees, as the Company has engaged consultants and professional service firms to perform the all the work necessary to advance the Company’s projects. Employees will be engaged as and when the Company’s activities warrant same.

Plan of operations – year ending May 31, 2010

During the fiscal year ending May 31, 2010 the Company intends to achieve the following business objectives:

Corporate activities

  Change the name of the Company from “Keewatin Windpower Corp.” to “Sky Harvest Windpower Corp.” and change the name of Sky Harvest Windpower Corp. to a name to be determined.

Keewatin project

  Complete a Wind Resource Report and Assessment, using wind data collected on the site from October 2005 to date, begin assessment of potential environmental impacts of the proposed project

Sky Harvest project

  Continue to monitor wind data and update the Wind Resource Report and Assessment accordingly,
  Complete the site engineering design and begin the permit process for construction,
  Prepare and submit application for environmental approvals to the Canadian Federal Government and to the provincial authority, SaskEnvironment,
  Continue the Community Development programme to provide residents in the area with information on the project, and to allow for comments and mitigation,
  Complete the requirement to consult with First Nations,
  If requested, complete and submit a proposal for PPA in the format required by the Saskatchewan utility
  If the Company’s PPA proposal is successful
    Select a turbine supplier and commence negotiations for a turbine supply agreement,
    Obtain equity and debt financing for the purchase of the turbines and the construction of the site infrastructure and connection to the transmission grid.

As of the date of this report, there is no assurance that the Saskatchewan utility will issue a power call, and if a power call is issued, there is no assurance that the Company will be successful in negotiating a PPA for the full capacity of the project.

Management believes that the Company has sufficient resources to complete the plan of operations as set out above. The Company will also finance any additional cash requirements, if necessary, through further debt or equity financings. There is no assurance, however, that additional funding can be obtained, or if obtained, on terms that are acceptable to the Company.

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
Over the next 12 months, we expect to spend $480,000 on administrative costs, including management fees payable to our President and Directors, professional fees and general business expenses, including costs related to complying with our filing obligations as a reporting company. As our operations become more complex, it is anticipated that these costs will increase. We also expect incur a further $240,000 in pre-development costs related to our wind power projects.

As of the date of this report, we do not have sufficient cash on hand fund these expenditures. We will need to raise additional debt or equity financing in order to cover remaining business costs. We do not currently have any arrangements for financing and may not be able to find such financing if required.

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

If we cannot find a party which will purchase our electricity on acceptable terms, we will not be able to establish a wind power project and our business will fail.
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
A prolonged decline in the price of our common stock could result in a reduction in the liquidity of our common stock and a reduction in our ability to raise capital. Because we may attempt to acquire a significant portion of the funds we need in order to conduct our planned operations through the sale of equity securities, a decline in the price of our common stock could be detrimental to our liquidity and our operations because the decline may cause investors not to choose to invest in our stock. If we are unable to raise the funds we require for all of our planned operations, we may force us to reallocate funds from other planned uses which may have a significant negative effect on our business plan and operations, including our ability to develop new products and continue our current operations. As a result, our business may suffer and not be successful and we may go out of business. We also might not be able to meet our financial obligations if we cannot raise enough funds through the sale of our common stock and we may be forced to go out of business.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable

ITEM 2. PROPERTIES

Our executive and head office is located at 617-666 Burrard Street, Vancouver, BC, Canada V6C 3P6. The property we rent is 300 square feet in total and the annual rental is $2,000. We believe our current head office space is sufficient for our current operations.

Other than an agreement with the landowners which provides the right to erect a meteorological tower on certain land located in south-western Saskatchewan, we do not have an interest in any other property.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market information

Our common stock is quoted on the OTC Bulletin Board under the symbol “KWPW”. The following table shows the quarterly range of high and low bid information for our common stock over the fiscal quarters for the last two fiscal years as quoted on the OTC Bulletin Board. The bid prices represent quotations by dealers without adjustments for retail mark-ups, mark-downs or commissions and may not represent actual transactions. Investors should not rely on historical prices of our common stock as an indication of its future price performance. The last sale price of our common stock on August 27, 2009, was $0.41 per share.

Quarter Ended	Bid High	Bid Low
August 31, 2007	$ 2.10	$ 1.40
November 30, 2007	$ 1.95	$ 1.47
February 29, 2008	$ 1.74	$ 0.75
May 31, 2008	$ 1.90	$ 1.01
August 31, 2008	$ 1.58	$ 0.55
November 30, 2008	$ 1.20	$ 0.65
February 29, 2009	$ 0.95	$ 0.48
May 31, 2009	$ 1.01	$ 0.51

Transfer Agent
The transfer agent and registrar for our common stock is

Empire Stock Transfer Inc.
2470 Saint Rose Parkway, Suite 304
Henderson, NV 89074
Phone: 702.818.5898
Fax: 702.974.1444
web: www.empirestock.com.

Holders of Common Stock
As of August 27, 2009, we have 85 shareholders holding 29,732,016 shares of our common stock.

Dividends
We have never declared or paid any cash dividends or distributions on our capital stock. We currently intend to retain our future earnings, if any, to support operations and to finance expansion and therefore we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities
Other than as previously disclosed in our periodic filings pursuant to the Exchange Act during the fiscal year ended May 31, 2009, we did not sell any equity securities that were not registered under the Securities Act of 1933.

On July 13, 2009 Keewatin Windpower Corp. (“Keewatin”) completed the acquisition of all of the issued and outstanding shares of Sky Harvest Windpower Corp (“Sky Harvest”). Sky Harvest is a private company incorporated under the laws of Canada in the business of wind power generation. Closing of the acquisition (the “Transaction”) was completed in accordance with the terms and conditions of the Share Exchange Agreement between Keewatin, Keewatin Windpower Inc., a wholly owned subsidiary of Keewatin (“ExchangeCo”), Sky Harvest and all of the shareholders of Sky Harvest dated for reference May 11, 2009.

Pursuant to the terms of the Share Exchange Agreement, each shareholder of Sky Harvest received 1.5 shares in the capital of Keewatin for each 1 common share of Sky Harvest they held prior to closing. In exchange for all of the issued and outstanding shares of Sky Harvest, on July 13, 2009 Keewatin issued a total of:

(i)

220,500 shares of its common stock to Sky Harvest Shareholders resident in the U.S. pursuant to Rule 506 of Regulation D of the Securities Act of 1933 (the “1933 Act”), each of whom represented that they were an “accredited investor” as such term is defined in Regulation D;

(ii)

720,000 shares of its common stock to Sky Harvest shareholders pursuant to Regulation S of the 1933 Act, each of whom represented that they were not a “U.S. person” as such term is defined in Regulation S of the 1933 Act; and

(iii)

16,400,016 exchangeable shares of its subsidiary ExchangeCo, each of which is exchangeable into one share of Keewatin in accordance with the terms and conditions of the Share Exchange Agreement, the Voting and Exchange Trust Agreement and the Exchangeable Share Support Agreement entered into concurrently with the closing of the Transaction. The exchangeable shares were issued to Sky Harvest shareholders in order to minimize any adverse tax consequences for Canadian shareholders of Sky Harvest.

In connection with the Transaction, Keewatin received a fairness opinion prepared by an independent valuator. Following closing of the Transaction, Keewatin has 13,332,000 shares of common stock issued and outstanding and 16,400,016 shares of its common stock reserved for issuance upon conversion of the exchangeable shares. Current directors and officers of Keewatin received an aggregate of 9,166,500 exchangeable shares in connection with the transaction. The current directors of Keewatin are also directors, officers and shareholders of Sky Harvest.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6 SELECTED FINANCIAL DATA

Not applicable

ITEM 7 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis should be read together with our Consolidated Financial Statements and the Notes to those statements included elsewhere in this Annual Report on Form 10-K and the Consolidated Financial Statements and the Notes to those statements included in our Form 10-K for the year ended May 31, 2009. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include those discussed below and elsewhere in this prospectus and registration statement.

Our audited consolidated annual financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Results of Operations
The following summary of our results of operations should be read in conjunction with our audited consolidated annual financial statements for the year ended May 31, 2009 which are included herein.

	Year Ended		Increase/(Decrease)
	May 31,	May 31,
	2009	2008	Amount	Percentage
Revenue	$0	$0	$0	N/A
Expenses	356,933	319,485	37,448	11.7%
Interest and Dividend Income	(15,200)	(62,655)	(47,455)	(75.7%)
Net Loss	$341,733	$256,830	$84,903	33.1%

Revenues
We recorded a net operating loss of $341,733 for the twelve months ended May 31, 2009 and have an accumulated deficit of $1,103,854 since inception. We have had no operating revenues since our inception on February 25, 2005 through to the period ended May 31, 2008. We do not anticipate that we will generate any revenues during the period in which we are a development stage company.

Expenses
Our expenses for the years ended May 31, 2009 and 2008 are outlined below:

	Year Ended		Increase/Decrease
	May 31,	May 31,
	2009	2008	Amount	Percentage
Consulting fees	$155,664	$24,825	$130,839	527.0%
Engineering and development	11,497	89,801	(78,304)	(87.2%)
Management fees	91,500	88,750	2,750	3.1%
Professional fees	87,319	72,814	14,505	19.9%
General and administrative	10,953	43,295	(32,342)	(74.7%)
Total Operating Expenses	$356,933	$319,485	$36,448	11.4%

Consulting fees increased by $130,839 from $24,825 in the year ended May 31, 2008 to $154,664 in the year ended May 31, 2009. The Company incurred additional costs of $31,500 in connection with the acquisition of Sky Harvest Windpower Inc. (Sky Harvest). Investor relations expenses increased by $96,060 in the year ended May 31, 2008 as compared with the year ended May 31, 2009. The Company incurred an additional $3,279 in secretarial and other services provided on an as-required basis in the year ended May 31, 2009; as compared with the year ended May 31, 2008.

Engineering and development expenses decreased by $78,304 from $89,801 in the year ended May 31, 2008 to $11,497 in the year ended May 31, 2009. The expense recorded during the year ended May 31, 2008 included a one-time charge of $78,750 from Sky Harvest for engineering and development costs incurred by Sky Harvest on behalf of the Company in prior periods. After accounting for this one-time charge, engineering and development expenses increased by $446 in the year ended May 31, 2009 as compared with the year ended May 31, 2008.

Management fees for the year ended May 31, 2009 increased by $2,750 from $88,750 for the year ended May 31, 2008 to $91,500 for the year ended May 31, 2008 as the Company’s current directors assumed a greater workload during the 2009 fiscal year following the resignations of the third director and the Company’s Chief Financial Officer during the year ended May 31, 2008.

Professional fees increased by $14,505 from $72,814 in the year ended May 31, 2008 to $87,319 in the year ended May 31, 2009 due to additional legal costs incurred in connection with the acquisition of Sky Harvest.

General and administrative expenses decreased by $32,342 from $43,295 in the year ended May 31, 2008 to $10,953 in the year ended May 31, 2009, due to reductions in travel and entertainment, conferences and casual labour costs. These reductions were offset by an increase in rent expense. During the year ended May 31, 2009 the Company incurred $3,079 in foreign exchange losses as compared with $342 in the year ended May 31, 2008.

Liquidity and Capital Resources
Our financial condition for the year ended May 31, 2009 and 2008 and the changes between those periods for the respective items are summarized as follows:

Working Capital

	Year Ended		Increase/Decrease
	May 31,	May 31,
	2009	2008	Amount	Percentage
Current Assets	$984,877	$1,372,367	$(387,490)	(28.2%	)
Current Liabilities	7,075	65,209	(58,134)	(89.2%	)
Working Capital	$977,802	$1,307,158	$(329,356)	(25.2%	)

The decrease of $329,356 in our working capital from $1,307,158 as of May 31, 2008, to $977,802 as of  May 31, 2009 was primarily due to the use of cash to fund our project development and corporate activities.

Cash Flows

	Year Ended		Increase/Decrease
	May 31,	May 31,
	2009	2008	Amount	Percentage
Cash Flows (used in) Operating
Activities	$(663,418)	$(257,069)	$(406,349)	158.1%
Cash Flows provided by (used in)
Investing Activities	698,696	(1,354,054)	2,052,750	N/A
Cash Flows provided by
Financing Activities	0	1,163,249	(1,163,249)	(100.0%	)
Net increase (decrease) in cash
during year	$35,278	$(447,874)	$483,152	N/A

Cash Used In Operating Activities
During the year ended May 31, 2009 we used net cash in operating activities in the amount of $663,418 (year ended May 31, 2008 - $257,069). The cash was used to fund our corporate activities and operations on our wind power project, and settle outstanding accounts payable.

Cash provided by (used in) investing activities
During the year ended May 31, 2009 we redeemed $700,000 of our short term investments and acquired wind tower equipment at a cost of $1.304, (year ended May 31, 2008: invested $1,350,000 in short-term investments and acquired computer equipment at a cost of $4,504).

Cash from Financing Activities
We did not undertake any financing activities during the year ended May 31, 2009. We received net cash from financing activities in the amount of $1,163,249 during the year ended May 31, 2008.

Future Financings
We recorded a net operating loss of $341,733 for the twelve months ended May 31, 2009 and have an accumulated deficit of $1,103,854 since inception. As of August 27, 2009 we had cash and short term investments totaling $600,000 (May 31, 2009 - $689,962, May 31, 2008 - $1,367,367).

As of the date of this report, management anticipates that we will require at least $720,000 to fund our corporate operations and proposed exploration program for the next 12 months. Accordingly we do not have sufficient funds to meet our planned expenditures over the next 12 months. In addition we will require further financing in order to fund our anticipated expenses for the construction of the proposed wind turbine project.

We have begun sourcing equity financing to cover the balance of the anticipated costs for the next 12 months. Until such financing is arranged, we intend to rely on the proceeds of a financing concluded in July, 2007 for net proceeds of approximately $1,163,000 to cover the cost of operations before the erection of wind turbines.. Accordingly, as of the date of this report, we do not have any arrangements in place for debt financing nor for the sale of our securities, and there is no assurance that we will be able to raise the required funds through equity and debt financing.

We have not had any specific communications with any representative of a debt financing institution regarding our proposed wind power project. We will only be able to secure debt financing for wind turbines if we are able to prove that an economic wind resource exists on a property that is acquired and that we have negotiated a power purchase agreement with a credit worthy counter-party.

We anticipate continuing to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing shareholders. As of the date of this report, there is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our exploration and development activities during the next 12 month period.

Subsequent event

Acquisition of Sky Harvest Windpower Company
On July 13, 2009, the Company acquired 100% of the issued and outstanding common shares of Sky Harvest Windpower Corp. ("Sky Harvest") a private Canadian company incorporated under the laws of British Columbia. Sky Harvest holds the rights to construct a wind power facility on approximately 8,500 acres of land located in Southwestern Saskatchewan.

In order to acquire a 100% interest in Sky Harvest, the Company issued a total of 17,343,516 restricted shares of common stock to the shareholders of Sky Harvest, equating to 1.5 shares of common stock in the capital of the Company for every issued common share of Sky Harvest. The acquisition was subject to Sky Harvest completing an audit of its financial statements, and shareholders of both companies approving the acquisition agreement. The directors of the Company are also directors and principal shareholders of Sky Harvest.

Off Balance Sheet Arrangements
We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Recently Issued Accounting Pronouncements

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

In May 2009, FASB issued SFAS No. 165 (SFAS 165) “Subsequent Events”. SFAS 165 establishes general standards of for the evaluation, recognition and disclosure of events and transactions that occur after the balance sheet date. Although there is new terminology, the standard is based on the same principles as those that currently exist in the auditing standards. The standard, which includes a new required disclosure of the date through which an entity has evaluated subsequent events, is effective for interim or annual periods ending after June 15, 2009. The adoption of SFAS 165 is not expected to have a significant impact on the Company’s financial statements.

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

Chang G. Park, CPA, PhD.
* 2667 CAMINO DEL RIO S. PLAZA B * SAN DIEGO * CALIFORNIA 92108 *
* TELEPHONE (858)722-5953 * FAX (858) 761-0341 * FAX (858) 764-5480 *
* E-MAIL changgpark@gmail.com *

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Keewatin Windpower Corp.

We have audited the accompanying balance sheets of Keewatin Windpower Corp. (the “Company”) as of May 31, 2009 and 2008 and the related statements of operation, changes in shareholders’ equity and cash flows for the years then ended and for the period August 26, 1998 (inception) to May 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial positions of Keewatin Windpower corp. as of May 31, 2009 and 2008, and the results of its operation and its cash flows for the years then ended and for the period August 26, 1998 (inception) to May 31, 2009 in conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s losses from operations raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Chang G. Park
____________________
CHANG G. PARK, CPA

August 20, 2009
San Diego, CA

Keewatin Windpower Corp.
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in US Dollars)

	May 31,	May 31,
	2009	2008
	$	$

ASSETS

Current Assets

Cash and cash equivalents	36,589	1,311
Short term investment	658,373	1,366,056
Prepaid expenses	9,915	5,000
Note receivable (Note 5)	280,000	–

Total Current Assets	984,877	1,372,367

Property and equipment, net (Note 4)	8,851	14,478

Total Assets	993,728	1,386,845

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities

Accounts payable	1,045	6,512
Accrued liabilities	6,030	13,597
Management fees payable (Note 6)	–	45,100

Total Liabilities	7,075	65,209

Contingencies (Note 1 and 7)

Stockholders’ Equity

Preferred Stock:
Authorized: 10,000,000 shares, $0.001 par value
Issued and outstanding: None	–	–

Common Stock: (Note 8)
Authorized: 100,000,000 shares, $0.001 par value
Issued and outstanding: 12,391,500 shares
(May 31, 2008 – 12,391,500 shares)	12,391	12,391

Additional paid-in capital	2,071,366	2,071,366

Common stock subscribed (Note 7)	6,750	–

Deficit accumulated during the development stage	(1,103,854)	(762,121)

Total Stockholders’ Equity	986,653	1,321,636

Total Liabilities and Stockholders’ Equity	993,728	1,386,845

(The accompanying notes are an integral part of these financial statements)

Keewatin Windpower Corp.
(A Development Stage Company)
Consolidated Statements of Operations
(Expressed in US Dollars)

	Accumulated from
	February 25, 2005
	(Date of Inception)	Year	Year
	To	Ended	Ended
	May 31,	May 31,	May 31,
	2009	2009	2008
	$	$	$

Expenses
Consulting fees	183,623	155,664	24,825
Engineering and development	118,722	11,497	89,801
Management fees (Note 6(b) and 6(c))	337,193	91,500	88,750
Professional fees	165,528	87,319	72,814
General and administrative	386,133	10,953	43,295

Operating loss	1,191,199	356,933	319,485

Other Income

Interest income	(87,345)	(15,200)	(62,655)

Net loss	1,103,854	341,733	256,830

Net loss per common share – basic and diluted		(0.03)	(0.02)

Weighted average number of common stock outstanding		12,392,000	12,145,000

(The accompanying notes are an integral part of these financial statements)

Keewatin Windpower Corp.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US Dollars)

	Accumulated
	from February
	25, 2005 (Date of
	Inception)	Year	Year
	To	Ended	Ended
	May 31,	May 31,	May 31,
	2009	2009	2008
	$	$	$

Operating activities
Net loss for the period	(1,103,854)	(341,733)	(256,830)

Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation	13,265	2,876	5,512
Stock-based compensation	370,468	4,960	–

Changes in operating assets and liabilities:
Prepaid expenses	(8,125)	(3,125)	(5,000)
Accrued interest	(8,373)	7,683	(16,056)
Accounts payable and accrued liabilities	7,075	(8,979)	15,305
Note receivable	(280,000)	(280,000)	–
Management fees payable	–	(45,100)	–

Net cash flows used in operating activities	(1,009,544)	(663,418)	(257,069)

Investing activities
Purchase of equipment	(22,116)	(1,304)	(4,054)
Purchase of short -term investments	(2,150,000)	(800,000)	(1,350,000)
Redemption of short –term investments	1,500,000	1,500,000	–

Net cash flows (used in) provided by investing
activities	(672,116)	698,696	(1,354,054)

Financing activities
Proceeds from common stock issuances	1,718,249	–	1,163,249

Net cash flows provided by financing activities	1,718,249	–	1,163,249

Increase (decrease) in cash and cash equivalents	36,589	35,278	(447,874)

Cash and cash equivalents – beginning of period	–	1,311	449,185

Cash and cash equivalents – end of period	36,589	36,589	1,311

Supplementary disclosures
Interest paid	–	–	–
Income taxes paid	–	–	–

(The accompanying notes are an integral part of these financial statements)

Keewatin Windpower Corp.
(A Development Stage Company)
Consolidated Statement of Stockholders’ Equity
(Expressed in US Dollars)

					Deficit
					Accumulated
			Additional	Common	During the
	Common		Paid–in	Stock	Development
	Shares	Amount	Capital	Subscribed	Stage	Total
	#	$	$	$	$	$

Balance – February 25, 2005 (Date
of Inception)	–	–	–	–	–	–

Common stock issued on March 2,
2005 to founders for cash at
$0.00167 per share	6,000,000	6,000	4,000	–	–	10,000

Common stock issued from March
4, 2005 to March 20, 2005 for cash
at $0.0033 per share	3,000,000	3,000	7,000	–	–	10,000

Common stock issued on March 31,
2005 for cash at $0.0167 per share	300,000	300	4,700	–	–	5,000

Common stock issued from April
7, 2005 to April 28, 2005 for cash
at $0.0167 per share	480,000	480	7,520	–	–	8,000

Common stock issued from May 1,
2005 to May 25 , 2005 for cash at
$0.0167 per share	690,000	690	10,810	–	–	11,500

Common stock issued on May 29,
2005 for cash at $0.0167 per share	60,000	60	9,940	–	–	10,000

Net loss for the period	–	–	–	–	(12,321)	(12,321)

Balance – May, 31 2005	10,530,000	10,530	43,970	–	(12,321)	42,179

Net loss for the year	–	–	–	–	(57,544)	(57,544)

Balance – May 31, 2006	10,530,000	10,530	43,970	–	(69,865)	(15,365)

Common stock subscribed	–	–	–	500,500	–	500,500

Stock-based compensation	–	–	365,508	–	–	365,508

Net loss for the year	–	–	–	–	(435,426)	(435,426)

Balance – May 31, 2007 carried
forward	10,530,000	10,530	409,478	500,500	(505,291)	415,217

(The accompanying notes are an integral part of these financial statements)

Keewatin Windpower Corp.
(A Development Stage Company)
Consolidated Statement of Stockholders’ Equity (continued)
(Expressed in US Dollars)

					Deficit
					Accumulated
			Additional	Common	During the
	Common		Paid–in	Stock	Development
	Shares	Amount	Capital	Subscribed	Stage	Total
	#	$	$	$	$	$

Balance – May 31, 2007 brought
forward	10,530,000	10,530	409,478	500,500	(505,291)	415,217

Common stock issued on July 11,
2007 for cash at $0.70 per share	715,000	715	499,785	(500,500)	–	–

Common stock issued on July 11,
2007 for finders’ fees	71,500	71	49,979	–	–	50,050

Common stock issued on July 27,
2007 for cash at $1.20 per share	1,075,000	1,075	1,288,925	–	–	1,290,000

One million share purchase
warrants issued for finders’ fee	–	–	321,279	–	–	321,279

Finders’ Fees	–	–	(498,080)	–	–	(498,080)

Net loss for the year	–	–	–	–	(256,830)	(256,830)

Balance – May 31, 2008	12,391,500	12,391	2,071,366	–	(762,121)	1,321,636

Common stock subscribed	–	–	–	6,750	–	6,750

Net loss for the year	–	–	–	–	(341,733)	(341,733)

Balance – May 31, 2009	12,391,500	12,391	2,071,366	6,750	(1,103,854)	(986,653)

(The accompanying notes are an integral part of these financial statements)

Keewatin Windpower Corp.
(A Development Stage Company)
Notes to the Consolidated Annual Financial Statements
May 31, 2009

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

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, the successful exploitation of economically recoverable electricity in its wind power projects, and the attainment of profitable operations. As at May 31, 2009, the Company has accumulated losses of $1,103,854 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management plans to raise additional funds through debt and equity offerings. Management has yet to decide what type of offering the Company will use or how much capital the Company will attempt to raise. There is no guarantee that the Company will be able to raise any capital through any type of offering. No shares were issued during the year ended May 31, 2009.

2.	Significant Accounting Polices

	a.	Basis of Accounting

The Company’s consolidated financial statements are prepared using the accrual method of accounting. These consolidated statements include the accounts of the Company and its wholly- owned subsidiary, Keewatin Windpower Inc., which was incorporated on August 18, 2008 and is dormant as of May 31, 2009. All significant intercompany transactions and balances have been eliminated. The Company has elected a May 31 year-end.

	b.	Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

	c.	Fair Value Measurements

SFAS 157 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and it considers assumptions that market participants would use when pricing the asset or liability.

Keewatin Windpower Corp.
(A Development Stage Company)
Notes to the Consolidated Annual Financial Statements
May 31, 2009

2.	Significant Accounting Polices (continued)

c.	Fair Value Measurements (continued)

Fair Value Hierarchy

SFAS 157 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. SFAS 157 establishes three levels of inputs that may be used to measure fair value:

Level 1

Level 1 applies to assets and liabilities for which there are quoted prices in active markets for identical assets or liabilities. Valuations are based on quoted prices that are readily and regularly available in an active market and do not entail a significant degree of judgment.

Level 2

Level 2 applies to assets and liabilities for which there are other than Level 1 observable inputs such as quoted prices for similar assets or liabilities in active markets, quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets), or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 2 instruments require more management judgment and subjectivity as compared to Level 1 instruments. For instance:

•      Determining which instruments are most similar to the instrument being priced requires management to identify a sample of similar securities based on the coupon rates, maturity, issuer, credit rating and instrument type, and subjectively select an individual security or multiple securities that are deemed most similar to the security being priced; and

•      whether a market is considered active requires management judgment.

Level 3

Level 3 applies to assets and liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities. The determination of fair value for Level 3 instruments requires the most management judgment and subjectivity.

The Company believes the fair value of its financial instruments consisting of cash, short term investment, note receivable, and accounts payable approximate their carrying values due to the relatively short maturity of these instruments.

Keewatin Windpower Corp.
(A Development Stage Company)
Notes to the Consolidated Annual Financial Statements
May 31, 2009

2.	Significant Accounting Polices (continued)

	d.	Equipment

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

The Company’s functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign

Keewatin Windpower Corp.
(A Development Stage Company)
Notes to the Consolidated Annual Financial Statements
May 31, 2009

currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these consolidated financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

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

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the periods presented. Actual results could differ from those estimates.

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

Keewatin Windpower Corp.
(A Development Stage Company)
Notes to the Consolidated Annual Financial Statements
May 31, 2009

3.	Recent Accounting Pronouncements

In June 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”. FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, “Earnings per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company’s consolidated financial statements.

In May 2009, FASB issued SFAS No. 165 (SFAS 165) “Subsequent Events”. SFAS 165 establishes general standards of for the evaluation, recognition and disclosure of events and transactions that occur after the balance sheet date. Although there is new terminology, the standard is based on the same principles as those that currently exist in the auditing standards. The standard, which includes a new required disclosure of the date through which an entity has evaluated subsequent events, is effective for interim or annual periods ending after June 15, 2009. The adoption of SFAS 165 is not expected to have a significant impact on the Company’s consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The adoption of this statement is not expected to have a material effect on the Company’s consolidated financial statements.

In March 2008, FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133”. SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The Company is currently evaluating the impact of SFAS No. 161 on its consolidated financial statements, and the adoption of this statement is not expected to have a material effect on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations”. This statement replaces SFAS 141 and defines the acquirer in a business combination as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS 141R also requires the acquirer to recognize contingent consideration at the acquisition date, measured at its fair value at that date. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after

Keewatin Windpower Corp.
(A Development Stage Company)
Notes to the Consolidated Annual Financial Statements
May 31, 2009

December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements Liabilities –an Amendment of ARB No. 51”. This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement did not have a material effect on the Company's consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement did not have a material effect on the Company's consolidated financial statements.

4.	Property and equipment

			May 31,	May 31,
			2009	2008
		Accumulated	Net carrying	Net carrying
	Cost	depreciation	value	value
	$	$	$	$

Computer equipment	–	–	–	2,702
Wind tower equipment	22,116	(13,265)	8,851	11,776
	22,116	(13,265)	8,851	14,478

Keewatin Windpower Corp.
(A Development Stage Company)
Notes to the Consolidated Annual Financial Statements
May 31, 2009

5.	Note Receivable

On September 23, 2008, the Company entered into a loan agreement with Sky Harvest Windpower Corp. (“Sky Harvest”) to lend Sky Harvest $100,000. This loan is non-interest bearing, unsecured and due on September 22, 2009. On January 28, 2009, the Company entered into the second loan agreement with Sky Harvest to lend Sky Harvest an additional $100,000. This loan is non-interest bearing, unsecured and due on January 28, 2010. On April 23, 2009, the Company entered into the third loan agreement with Sky Harvest to lend Sky Harvest an additional $80,000. This loan is non- interest bearing, unsecured and due on April 23, 2010. Refer to Note 11.

6.	Related Party Transactions

a)

The Company neither owns nor leases any real or personal property. A director provides office services without charge. Such costs are immaterial to the consolidated financial statements and accordingly, have not been reflected therein.

b)

During the year ended May 31, 2009, the Company incurred $60,000 (year ended May 31, 2008 - $42,500) for management services provided by a director and principal shareholder of the Company. As at May 31, 2009, the Company has recognized prepaid management fees of $5,000 (May 31, 2008 - $5,000). As at May 31, 2009, the Company owes this director $nil (May 31, 2008 - $45,100) for management fees incurred prior to May 31, 2007.

c)

During the year ended May 31, 2009, the Company paid $31,500 (year ended May 31, 2008 - $23,750) to a company controlled by a director and principal shareholder of the Company for management services. As at May 31, 2009, the Company has recognized prepaid management fees of $2,625 paid to that company (May 31, 2008 – nil).

d)

During the year ended May 31, 2009, the Company paid $nil (year ended May 31, 2008 - $12,500) to another director for management services These related party transactions are recorded at the exchange amount, being the amount established and agreed to by the related parties.

7.	Commitments and contingencies

On February 23, 2009, the Company entered into a consulting agreement with a consultant (the “Consultant”). Pursuant to the agreement, the Consultant will provide investor relations services for the Company from February 24, 2009 to July 5, 2009. In consideration for the investor relations services, the Company agreed to pay the Consultant $5,000 per month and to issue 15,000 shares of the Company’s common stock. At May 31, 2009, the fair value of the 15,000 shares issuable was $6,750 and is included in common stock subscribed. In addition, if the Company receives equity or debt funding of $3,000,000 or more through a source introduced to the Company by the Consultant then the parties agree to extend the agreement by an additional year. In consideration for the additional year of investor relations services, the Company must pay $8,500 per month and issue 50,000 shares of the Company’s common stock or pay $7,500 per month and issue 80,000 shares of the Company’s common stock.

Keewatin Windpower Corp.
(A Development Stage Company)
Notes to the Consolidated Annual Financial Statements
May 31, 2009

8.	Common Stock and share purchase warrants

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

A summary of the changes in the Company’s common share purchase warrants is presented below:

	Year ended
	May 31, 2009
		Weighted
	Number	Average
		Exercise Price
Balance, beginning of period	1,000,000	$2.50
Granted	–	–
Expired	(1,000,000)	2.50
Exercised	–	–
Balance, end of period	–	$–

Keewatin Windpower Corp.
(A Development Stage Company)
Notes to the Consolidated Annual Financial Statements
May 31, 2009

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

During the year ended May 31, 2009 all the options expired unexercised. A summary of the Company’s stock option activity is as follows:

	Year Ended		Year Ended
	May 31, 2009		May 31, 2008

		Weighted		Weighted
	Number	Average	Number	Average
	of Options	Exercise Price	of Options	Exercise Price
Balance, Beginning of
period	1,000,000	$1.10	1,000,000	$1.10
Granted	–	–	–	–
Expired	(1,000,000)	1.10	–	–
Exercised	–	–	–	–
Balance, End of period	–	–	1,000,000	$1.10

10.	Income Taxes

The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes." Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Income tax expense differs from the amount that would result from applying the U.S federal and state income tax rates to earnings before income taxes. The Company has a net operating loss carryforward of approximately $738,349 available to offset taxable income in future years which expires in fiscal 2029. Pursuant to SFAS 109, the potential benefit of the net operating loss carryforward has not been recognized in the consolidated financial statements since the Company cannot be assured that it is more likely than not that such benefit will be utilized in future years.

Keewatin Windpower Corp.
(A Development Stage Company)
Notes to the Consolidated Annual Financial Statements
May 31, 2009

10.	Income Taxes (continued)

The Company is subject to United States federal and state income taxes at an approximate rate of 35%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	May 31,	May 31,
	2009	2008
	$	$
Net loss before income taxes per
consolidated financial statements	341,733	256,830
Income tax rate	35%	35%
Income tax recovery	(119,607)	(89,891)
Permanent differences	–	–
Temporary differences	–	–
Valuation allowance change	119,607	89,891
Provision for income taxes	–	–

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred income taxes arise from temporary differences in the recognition of income and expenses for financial reporting and tax purposes. The significant components of deferred income tax assets and liabilities at May 31, 2009 are as follows:

	May 31,	May 31,
	2009	2008
	$	$
Net operating loss
carryforward	258,422	138,815
Valuation allowance	(258,422)	(138,815)
Net deferred income tax		–
asset	–

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

Keewatin Windpower Corp.
(A Development Stage Company)
Notes to the Consolidated Annual Financial Statements
May 31, 2009

11.	Subsequent Event

Acquisition of Sky Harvest Windpower Company

The Company entered into a letter of agreement dated March 26, 2007 to acquire 100% of the issued and outstanding common shares of Sky Harvest Windpower Corp. (“Sky Harvest”), a private Canadian company incorporated under the laws of British Columbia. Sky Harvest holds the rights to construct a wind power facility on approximately 8,500 acres of land located in Southwestern Saskatchewan.

On July 13, 2009, the Company acquired 100% of the issued and outstanding common shares of Sky Harvest. In consideration of the 100% interest in Sky Harvest., the Company issued a total of 17,343,516 restricted shares of common stock to the shareholders of Sky Harvest, equating to 1.5 shares of common stock in the capital of the Company for every issued common share of Sky Harvest. The determination of the purchase price was supported by a fairness opinion issued by an independent valuator. The acquisition was subject to Sky Harvest completing an audit of its financial statements, and shareholders of both companies approving the acquisition agreement. The directors of the Company are also directors and principal shareholders of Sky Harvest..

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

B. Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in the Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

Based on our evaluation under the framework in the Internal Control-Integrated Framework, our Chief Executive Officer and Chief Financial Officer concluded that our internal controls over financial reporting were effective as of May 31, 2009.

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

C. Changes in Internal Control over Financial Reporting.
There were no changes in the Company’s internal control over financial reporting during the year ended May 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers, Promoters and Control Persons
As of the date of this report, our directors and executive officers, their ages, positions held, and date of election or appointment, are as follows:

			Date First Elected
Name	Position Held with our Company	Age	or Appointed
Chris Craddock	President, CEO, CFO, Secretary, Treasurer and Director	51	February 25, 2005
William Iny	Director	58	May 23, 2006

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

Chris Craddock has acted as President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director since incorporation on February 25, 2005 and has acted as Chief Financial Officer since November 30, 2007. Mr. Craddock acted as the President of Westgreen Power Development Corp., a private Vancouver, British Columbia based company involved in the development of alternative energy projects in British Columbia and Saskatchewan.

From March 2000 to August 2003, he acted as a Director of New Market Ventures Inc., a British Columbia reporting company.

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that all filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with.

Code of Ethics
We adopted a Code of Ethics applicable to all of our directors, officers, employees and consultants, which is a “code of ethics” as defined by applicable rules of the SEC. Our Code of Ethics is attached as an exhibit to this annual report. If we make any amendments to our Code of Ethics other than technical, administrative, or other non-substantive amendments, or grant any waivers, including implicit waivers, from a provision of our Code of Ethics to our chief executive officer, chief financial officer, or certain other finance executives, we will disclose the nature of the amendment or waiver, its effective date and to whom it applies in a Current Report on Form 8-K filed with the SEC.

Corporate Governance

Nominating and Compensation Committees
We do not have standing nominating or compensation committees, or committees performing similar functions. Our board of directors believes that it is not necessary to have a standing compensation committee at this time because the functions of such committee are adequately performed by our board of directors.

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

Other Committees
All proceedings of our board of directors for the year ended May 31, 2009 were conducted by resolutions consented to in writing by our directors and filed with the minutes of the proceedings of the board of directors. Our company currently does not have nominating, compensation or audit committees or committees performing similar functions nor does our company have a written nominating, compensation or audit committee charter. Our board of directors believes that it is not necessary to have such committees, at this time, because they can adequately perform the functions of such committees.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation
The particulars of compensation paid over the past two fiscal years to the following persons:

  All individuals serving as our principal executive officer ("PEO");
  All individuals serving as our principal financial officer ("PFO");
  our three most highly compensated executive officers who were serving as executive officers at the end of the year ended May 31, 2009 whose total annual compensation exceeded $100,000; and
  up to two additional individuals for whom disclosure would have been provided above but for the fact that the individual was not serving as our executive officer at the end of the most recently completed financial year, whom we refer to collectively as the “named executive officers”, for the year ended May 31, 2009, are set out in the following summary compensation table:

Name	Year	Salary	Bonus	Stock	Option	Non-Equity	Nonqualified	All Other	Total
and				Awards	Awards	Incentive	Deferred	Compensation
Principal						Plan	Compensation
Position						Compensation	Earnings
		($)	($)	($)	($)	($)	($)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Chris
Craddock	2009	60,000(1)	Nil	Nil	Nil	Nil	Nil	Nil	60,000
President,
CEO,
CFO,
Secretary	2008	42,500	Nil	Nil	Nil	Nil	Nil	Nil	42,500
&
Treasurer

Vic
Dusik	2009	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
(Former director
executive vic president and CFO)	2008	10,000	Nil	Nil	Nil	Nil	Nil	Nil	10,000

1 Mr Craddock is paid $5000 per month for management services pursuant to a management agreement with the Company dated March 1, 2005
2 Mr. Dusik resigned as CFO and as a director of the Company and ceased to provide services to the Company on November 30, 2007

Director Compensation Policy
Our board of directors has received no compensation to date and there are no plans to compensate them in the near future, unless and until we begin to realize revenues and become profitable in our business operations:

Change in
Pension Value
and
	Fees				Nonqualified
	Earned			Non-Equity	Deferred
	or Paid	Stock	Option	Incentive Plan	Compensation	All Other
Name	in Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
	($)	($)	($)	($)	($)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)

Chris Craddock	Nil	Nil	Nil	Nil	Nil	Nil	Nil

William Iny	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Outstanding equity awards at fiscal year-end
Below is a summary of unexercised options; stock that has not vested; and equity incentive plan awards for each named executive officer outstanding as of the end of our last completed fiscal year.

	OPTIONS AWARDS					STOCK AWARDS
Equity
								Equity	Incentive
								Incentive	Plan
							Market	Plan	Awards:
							Value	Awards:	Market
			Equity				of	Number	or Payout
			Incentive			Number	Shares	of	Value of
			Plan			of	or	Unearned	Unearned
			Awards:			Shares	Units	Shares,	Shares,
	Number of	Number of	Number of			or Units	of	Units or	Units or
	Securities	Securities	Securities			of Stock	Stock	Other	Other
	Underlying	Underlying	Underlying			That	That	Rights	Rights
	Unexercised	Unexercised	Unexercised	Option	Option	Have	Have	That	That
	Options	Options	Unearned	Exercise	Expiration	Not	Not	Have Not	Have Not
Name	Exercisable	Unexercisable	Options	Price	Date	Vested	Vested	Vested	Vested
			(#)	($)		(#)	($)	(#)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Chris Craddock	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

William Iny	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Option exercises and stock vested table.

	OPTION AWARDS		STOCK AWARDS
	Number of Shares		Number of Shares
	Acquired on	Value Realized on	Acquired on	Realized on
Name	Exercise	Exercise	Vesting	Vesting
	(#)	($)	(#)	($)
(a)	(b)	(c)	(d)	(e)
Chris Craddock	Nil	Nil	Nil	Nil
William Iny	Nil	Nil	Nil	Nil

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Securities authorized for issuance under equity compensation plans
Not applicable

Security ownership of certain beneficial owners.
The following table reflects, as of August 27, 2009, the beneficial common stock ownership of: (a) each of our directors, (b) each executive officer, (c) each person known by us to be a beneficial holder of five percent (5%) or more of our common stock, and (d) all of our executive officers and directors as a group:

Beneficial ownership is determined in accordance with the rules of the SEC. Shares of common stock subject to options currently exercisable or exercisable within 60 days of August 28, 2009, are deemed outstanding for computing the percentage ownership of the stockholder holding the options or warrants, but are not deemed outstanding for computing the percentage ownership of any other stockholder. Unless otherwise indicated in the footnotes to this table, we believe stockholders named in the table have sole voting and sole investment power with respect to the shares set forth opposite such stockholder's name. Percentage of ownership is based on 29,732,016 shares of common stock outstanding as of August 27, 2009.

	Amount and
	Nature of
	Beneficial
Name and Address of Beneficial Shareholder	Ownership(1)	Percent of Class(2)
Common stock Chris Craddock 617-666 Burrard Street Vancouver, BC V6C 3P6	6,446,000 (3)	21.7%
William Iny 617-666 Burrard Street Vancouver, BC V6C 3P6	6,666,500 (4)	22.4%
Greg Yanke 603-675 Granville Street Vancouver, BC V6B 1N2	6,909,516 (5)	23.2%
Directors and officers as a group (2 persons)	13,112,500	44.1%

5% Stockholders
Chris Craddock 617-666 Burrard Street Vancouver, BC V6C 3P6	6,446,000 (3)	21.7%
William Iny 617-666 Burrard Street Vancouver, BC V6C 3P6	6,666,500 (4)	22.4%
Greg Yanke 603-675 Granville Street Vancouver, BC V6B 1N2	6,909,516 (5)	23.2%

1.

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.

2.

The percentage of class is based on 29,732,016 shares of common stock issued and outstanding as of August 27, 2009. This total includes 16,400,016 shares of common stock that are reserved for issuance in exchange for certain exchangeable securities of the Company’s subsidiary Keewatin Windpower Inc.

3.

Total consists of: 1,946,000 shares of the Company’s common stock beneficially owned by Mr. Craddock and 4,500,000 exchangeable shares of the Company’s subsidiary issued to Mr. Craddock pursuant to the share exchange agreement between the Company and Sky Harvest dated for reference May 11, 2009, with each exchangeable share being exchangeable for one share of the Company’s common stock.

4.

Total consists of: 2,000,000 shares of the Company’s common stock beneficially owned by Mr. Iny and 4,666,500 exchangeable shares of the Company’s subsidiary issued to Mr. Iny pursuant to the share exchange agreement between the Company and Sky Harvest dated for reference May 11, 2009, with each exchangeable share being exchangeable for one share of the Company’s common stock.

5

Total consists of: 2,001,000 shares of the Company’s common stock beneficially owned by Mr. Yanke and 4,908,516 exchangeable shares of the Company’s subsidiary issued to Mr. Yanke pursuant to the share exchange agreement between the Company and Sky Harvest dated for reference May 11, 2009, with each exchangeable share being exchangeable for one share of the Company’s common stock.

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

1.

The Company entered into a letter of agreement dated March 26, 2007 to acquire 100% of the issued and outstanding common shares of Sky Harvest Windpower Corp. ("Sky Harvest"), a private Canadian company incorporated in British Columbia under the federal laws of Canada. Sky Harvest holds the rights to construct a wind power facility on approximately 8,500 acres of land located in south-western Saskatchewan. Current directors of the Company are also the directors of Sky Harvest and own 53% of Sky Harvest’s issued and outstanding shares.

On July 13, 2009 Keewatin Windpower Corp. (“Keewatin”) completed the acquisition of all of the issued and outstanding shares of Sky Harvest Windpower Corp (“Sky Harvest”). Sky Harvest is a private company incorporated under the laws of Canada in the business of wind power generation. Closing of the acquisition (the “Transaction”) was completed in accordance with the terms and conditions of the Share Exchange Agreement between Keewatin, Keewatin Windpower Inc., a wholly owned subsidiary of Keewatin (“ExchangeCo”), Sky Harvest and all of the shareholders of Sky Harvest dated for reference May 11, 2009.

Pursuant to the terms of the Share Exchange Agreement, each shareholder of Sky Harvest received 1.5 shares in the capital of Keewatin for each 1 common share of Sky Harvest they held prior to closing. In exchange for all of the issued and outstanding shares of Sky Harvest, on July 13, 2009 Keewatin issued a total of:

(i)

220,500 shares of its common stock to Sky Harvest Shareholders resident in the U.S. pursuant to Rule 506 of Regulation D of the Securities Act of 1933 (the “1933 Act”), each of whom represented that they were an “accredited investor” as such term is defined in Regulation D;

(ii)

720,000 shares of its common stock to Sky Harvest shareholders pursuant to Regulation S of the 1933 Act, each of whom represented that they were not a “U.S. person” as such term is defined in Regulation S of the 1933 Act; and

(iii)

16,400,016 exchangeable shares of its subsidiary ExchangeCo, each of which is exchangeable into one share of Keewatin in accordance with the terms and conditions of the Share Exchange Agreement, the Voting and Exchange Trust Agreement and the Exchangeable Share Support Agreement entered into concurrently with the closing of the Transaction. The exchangeable shares were issued to Sky Harvest shareholders in order to minimize any adverse tax consequences for Canadian shareholders of Sky Harvest.

In connection with the Transaction, Keewatin received a fairness opinion prepared by an independent valuator. Following closing of the Transaction, Keewatin has 13,332,000 shares of common stock issued and outstanding and 16,400,016 shares of its common stock reserved for issuance upon conversion of the exchangeable shares. Current directors and officers of Keewatin received an aggregate of 9,166,500 exchangeable shares in connection with the transaction. The current directors of Keewatin are also directors, officers and shareholders of Sky Harvest.

2.

The Company neither owns nor leases any real or personal property. A director provides office services without charge. Such costs are immaterial to the financial statements and accordingly, have not been reflected therein.

3.

During the year ended May 31, 2009, the Company paid $60,000 (year ended May 31, 2008 - $42,500) in management fees provided by a director and principal shareholder of the Company. As of May 31, 2009, the Company has recognized prepaid management fees of $5,000 (May 31, 2008 - $5,000). As of May 31, 2009, the Company owes this director $nil (May 31, 2008 - $45,100) in management fees incurred prior to May 31, 2007

4.

During the year ended May 31, 2009, the Company paid $31,500 (year ended May 31, 2008 - $23,750) to a company controlled by a director and principal shareholder of the Company for management services. As at May 31, 2009, the Company has recognized prepaid management fees of $2,625 paid to that company (May 31, 2008 – nil).

5.	During the year ended May 31, 2009, the Company paid $nil (year ended May 31, 2008 - $12,500) to another director for management services

Director independence
Our common stock is quoted on the FINRA bulletin board interdealer quotation system, which does not have director independence requirements. Under NASDAQ rule 4200(a)(15), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation. We do not have any independent directors.

As a result of our limited operating history and limited resources, our management believes that we will have difficulty in attracting independent directors. In addition, we would be likely be required to obtain directors and officers insurance coverage in order to attract and retain independent directors. As of the date of this report, our management is considering the purchase of such insurance.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

For the years ended May 31, 2009 and 2008, the aggregate fees billed by Chang G. Park, CPA, PhD., for professional services rendered for the audit of our annual consolidated financial statements included in our annual report on Form 10-K were:

2009	$11,500
2008	$9,800

Audit Related Fees

For the years ended May 31, 2009 and 2008, the aggregate fees billed for assurance and related services by Chang G. Park, CPA, PhD. relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above, was:

2009	Nil
2008	Nil

Tax Fees

For the years ended May 31, 2009 and 2008, the aggregate fees billed by Chang G. Park, CPA, PhD. for other non-audit professional services, other than those services listed above, totalled:

2009	Nil
2008	Nil

We do not use Chang G. Park, CPA, PhD. for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers. We do not engage Chang G. Park, CPA, PhD. to provide compliance outsourcing services.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before Chang G. Park, CPA, PhD. is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

  approved by our board of directors who are capable of analyzing and evaluating financial information; or
  entered into pursuant to pre-approval policies and procedures established by the board of directors, provided the policies and procedures are detailed as to the particular service, the board of directors is informed of each service, and such policies and procedures do not include delegation of the board of directors' responsibilities to management.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following consolidated financial statements of Keewatin Windpower Corp. and its subsidiary are filed as part of this Form 10-K:

Statements

All schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or notes thereto.

EXHIBITS

Description	Exhibit No.	Form	Filing date	Filed with this Form 10-K

Articles of Incorporation and Bylaws

Articles of Incorporation	3.1	SB-2	July 14, 2005

Bylaws	3.2	SB-2	July 14, 2005

Certificate of designation	3.3	8-K	July 13, 2009

Instruments defining the rights of security holders

Form of Warrant Certificate for July 13, 2007 Private Placement	4.1	10-QSB	January 14, 2008

Material Contracts—management contracts and compensatory plans

Management Agreement between Keewatin Windpower Corp. and Christopher Craddock, dated March 1, 2005	10.1	SB-2	July 14, 2005

Material Contracts—financing agreements

Form of Subscription Agreement for July 13, 2007 Private Placement for US Subscribers	10.2	10-QSB	January 14, 2008

Form of Subscription Agreement for July 13, 2007 Private Placement for Non-US Subscribers	10.3	10-QSB	January 14, 2008

Material Contracts—other

Consent to Entry/Right of Access Agreement between Keewatin Windpower Corp. and Edward and Charlotte Bothner, dated August 23, 2005	10.4	SB-2	September 29, 2005

Letter of Intent between Keewatin Windpower Corp. and Sky Harvest Windpower Corp. dated March 27, 2007	10.5	10-QSB	January 14, 2008

Loan Agreement between Sky Harvest Windpower Corp. and Keewatin Windpower Corp. dated September 23, 2008	10.6	10-QSB	January 14, 2009

Promissory Note of Sky Harvest Windpower Corp. dated September 23, 2008	10.7	10-QSB	January 14, 2009

Financial Communications and Strategic Consulting Agreement with Aspire Clean Tech Communications, Inc. dated February 23, 2009	10.8	8-K	March 3, 2009

Promissory Note of Sky Harvest Windpower Corp. dated September 23, 2008	10.9	10-Q	February 28, 2009

Loan Agreement between Sky Harvest Windpower Corp. and Keewatin Windpower Corp. dated January 28, 2009	10.10	10-Q	February 28, 2009

Share exchange agreement between Keewatin Windpower Corp. and Sky Harvest Windpower Corp. dated May 11, 2009	10.11	8-K	July 10, 2009

Exchangeable share support agreement between Keewatin Windpower Corp. and Keewatin Windpower Inc. dated May 11, 2009	10.12	8-K	July 10, 2009

Voting and exchange trust agreement between Keewatin Windpower Corp., Keewatin Windpower Inc. and Valiant Trust Company dated May 11, 2009	10.13	8-K	July 10, 2009

Code of Ethics
Code of Ethics	14.1			*

List of subsidiaries of the Company	21.1			*

Consent of Certified Public Accountant	23.1			*

Certification Statement of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002	31.1			*

Certification Statement of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002	32.1			*

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
Date: August 28, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Chris Craddock
Chris Craddock
Chief Executive Officer, Chief Financial Officer , President, Treasurer, Secretary, and Director, Principal
Executive Officer, Principal Accounting Officer and Principal Financial Officer
Date: August 28, 2009

/s/ William Iny
William Iny
Director
Date: August 28, 2009