Form 10-Q
period 2009-08-31
Sky Harvest Windpower Corp.
filed 2009-10-20
CIK 1332445

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2009

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to_________

Commission file number: 000-52410

SKYHARVEST WINDPOWER CORP.
(Exact name of registrant as specified in its charter)

Nevada	N/A
State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization

617-666 Burrard Street, Vancouver, BC, Canada V6C 3P6
(Address of principal executive offices) (Zip Code)

(604) 601-2070
Registrant’s telephone number, including area code

Keewatin Windpower Corp.
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ ]

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

29,732,016 common shares of $0.001 par value as of October 19, 2009. (including 15,590,016 shares of common stock reserved for issuance in exchange for certain outstanding exchangeable securities of the registrant)

i

PART I—FINANCIAL INFORMATION

Sky Harvest Windpower Corp.
(Formerly Keewatin Windpower Corp.)
(A Development Stage Company)

August 31, 2009

Sky Harvest Windpower Corp.
(Formerly Keewatin Windpower Corp.)
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in US Dollars)
(Unaudited)

	August 31,	May 31,
	2009	2009
	$	$

ASSETS
Current Assets
Cash and cash equivalents	4,107	36,589
Short term investment (Note 7)	502,931	658,373
Prepaid expenses	18,264	9,915
Due from related parties (Note 9 (d))	724	–
Note receivable (Note 6)	–	280,000
Total Current Assets	526,026	984,877
Property and equipment, net (Note 5)	70,291	8,851
Intangible asset (Note 8)	2,551,921	–
Total Assets	3,148,238	993,728

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Bank indebtedness	15,323	–
Accounts payable	19,044	1,045
Accrued liabilities	17,304	6,030
Total Liabilities	51,671	7,075
Stockholders’ Equity
Preferred Stock:
Authorized: 10,000,000 shares, $0.001 par value
Issued and outstanding: None	–	–
Common Stock: (Note 11)
Authorized: 100,000,000 shares, $0.001 par value
Issued and outstanding: 29,732,016 shares
(May 31, 2009 – 12,391,500 shares)	29,732	12,391
Additional paid-in capital	4,655,102	2,071,366
Common stock subscribed (Note 10)	6,750	6,750
Accumulated other comprehensive loss	(12,268)	–
Deficit accumulated during the development stage	(1,582,749)	(1,103,854)
Total Stockholders’ Equity	3,096,567	986,653
Total Liabilities and Stockholders’ Equity	3,148,238	993,728
Continuing operations (Note 1)
Commitments and contingencies (Note 10)
Subsequent Events (Note 11)

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

Sky Harvest Windpower Corp.
(Formerly Keewatin Windpower Corp.)
(A Development Stage Company)
Consolidated Statements of Operations
(Expressed in US Dollars, except number of shares)
(Unaudited)

	Accumulated from
	February 25, 2005	For the	For the
	(Date of Inception)	Three months	Three months
	To	Ended	Ended
	August 31,	August 31,	August 31,
	2009	2009	2008
	$	$	$

Expenses
Consulting fees	249,311	29,555	36,133
Engineering and development	217,700	98,978	–
Management fees (Note 9(a), (b) and (c))	371,632	34,439	22,875
Professional fees	249,289	67,247	16,514
General and administrative	355,385	21,899	3,333
Acquired development costs	242,501	242,501	–
Operating loss	1,685,818	494,619	78,855
Other Income
Interest income	(89,010)	(1,665)	(2,876)
Foreign exchange loss	(14,059)	(14,059)	–
Net loss	1,582,749	478,895	75,979
Other Comprehensive Loss
Foreign currency translation adjustments	12,268	12,268	–
Comprehensive loss	1,595,017	491,163	75,979
Net loss per common share – basic and diluted		(0.03)	(0.01)
Weighted average number of common stock outstanding		17,086,000	12,391,500

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

Sky Harvest Windpower Corp.
(Formerly Keewatin Windpower Corp.)
(A Development Stage Company)
Consolidated Statement of Stockholders’ Equity
(Expressed in US Dollars)
(Unaudited)

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

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

Sky Harvest Windpower Corp.
(Formerly Keewatin Windpower Corp.)
(A Development Stage Company)
Consolidated Statement of Stockholders’ Equity
(Expressed in US Dollars)
(Unaudited)

					Deficit
					Accumulated
			Additional	Common	During the
	Common		Paid–in	Stock	Development
	Shares	Amount	Capital	Subscribed	Stage	Total
	#	$	$	$	$	$
Balance – May 31, 2007 brought
forward	10,530,000	10,530	409,478	500,500	(505,291)	415,217
Common stock issued on July 11,
2007 for cash at $0.70 per share	715,000	715	499,785	(500,500)	–	–
Common stock issued on July 11,
2007 for finders’ fees	71,500	71	49,979	–	–	50,050
Common stock issued on July 27,
2007 for cash at $1.20 per share	1,075,000	1,075	1,288,925	–	–	1,290,000
One million share purchase
warrants issued for finders’ fee	–	–	321,279	–	–	321,279
Finders’ Fees	–	–	(498,080)	–	–	(498,080)
Net loss for the year	–	–	–	–	(256,830)	(256,830)
Balance – May 31, 2008	12,391,500	12,391	2,071,366	–	(762,121)	1,321,636
Common stock subscribed	–	–	–	6,750	–	6,750
Net loss for the year	–	–	–	–	(341,733)	(341,733)
Balance – May 31, 2009	12,391,500	12,391	2,071,366	6,750	(1,103,854)	986,653
Common stock issued pursuant to
business acquisition	17,341,016	17,341	2,583,736	–	–	2,601,077
Accumulated other comprehensive
loss	–	–	–	–	(12,268)	(12,268)
Net loss for the period	–	–	–	–	(478,895)	(478,895)
Balance – August 31, 2009	29,732,016	29,732	4,655,102	6,750	(1,595,017)	3,096,567

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

Sky Harvest Windpower Corp.
(Formerly Keewatin Windpower Corp.)
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US Dollars)
(Unaudited)

	Accumulated from
	February 25, 2005	For the	For the
	(Date of Inception)	Three months	Three months
	To	Ended	Ended
	August 31,	August 31,	August 31,
	2009	2009	2008
	$	$	$
Operating activities
Net loss for the period	(1,582,749)	(478,895)	(75,979)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation	14,564	1,299	1,378
Stock-based compensation	370,468	–	–
Acquired development costs	242,501	242,501
Changes in operating assets and liabilities:
Prepaid expenses	(3,760)	4,365	(12,625)
Accrued interest	(7,442)	931	15,004
Accounts payable and accrued liabilities	(7,112)	(14,187)	(9,953)
Note receivable	(280,000)	–	–
Due to related parties	8,633	8,633	–
Net cash flows used in operating activities	(1,244,897)	(235,353)	(82,175)
Investing activities
Purchase of equipment	(22,116)	–	–
Purchase of short -term investments	(2,150,000)	–	(600,000)
Redemption of short –term investments	1,675,400	175,400	1,350,000
Cash acquired from acquisition	21,016	21,016	–
Net cash flows (used in) provided by investing activities	(475,700)	196,416	750,000
Financing activities
Proceeds from common stock issuances	1,718,249	–	–
Net cash flows provided by financing activities	1,718,249	–	–
Effect of exchange rate changes on cash	(8,868)	(8,868)	–
Increase (decrease) in cash and cash equivalents	(11,216)	(47,805)	667,825
Cash and cash equivalents – beginning of period	–	36,589	1,311
Cash and cash equivalents – end of period	(11,216)	(11,216)	669,136

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

Sky Harvest Windpower Corp.
(Formerly Keewatin Windpower Corp.)
(A Development Stage Company)
Consolidated Statements of Cash Flows (continued)
(Expressed in US Dollars)
(Unaudited)

	Accumulated from
	February 25, 2005	For the	For the
	(Date of Inception)	Three months	Three months
	To	Ended	Ended
	August 31,	August 31,	August 31,
	2009	2009	2008
	$	$	$
Supplementary disclosures
Interest paid	–	–	–
Income taxes paid	–	–	–
Significant non-cash investing and financing activities:
Stock issuance for acquisition	2,601,077	2,601,077	–
Increase intangible asset due to acquisition	2,551,400	2,551,400	–
Accounts payable increased due to acquisition	30,986	30,986
	5,183,463	5,183,463	–
Cash and Cash Equivalent consists of:
Cash	4,019	4,019	669,136
Bank overdraft	(15,235)	(15,235)	–
	(11,216)	(11,216)	669,136

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

Sky Harvest Windpower Corp.
(Formerly Keewatin Windpower Corp.)
(A Development Stage Company)
Notes to the Unaudited Interim Consolidated Financial Statements
August 31, 2009
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

Effective July 13, 2009, the Company acquired all the outstanding common stock of Sky Harvest Windpower Corp. (“Sky Harvest”), a private Canadian company incorporated under the laws of British Columbia. Refer to Note 4.

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, the successful exploitation of economically recoverable electricity in its wind power projects, and the attainment of profitable operations. As at August 31, 2009, the Company has accumulated losses of $1,582,749 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management plans to raise additional funds through debt and equity offerings. Management has yet to decide what type of offering the Company will use or how much capital the Company will attempt to raise. There is however no assurance that the Company will be able to raise any additional capital through any type of offering.

2.	Significant Accounting Polices

	a.	Basis of Accounting

The Company’s consolidated financial statements are prepared using the accrual method of accounting. These consolidated statements include the accounts of the Company and its wholly- owned subsidiaries Keewatin Windpower Inc. and Sky Harvest. All significant intercompany transactions and balances have been eliminated. The Company has elected a May 31 year-end.

	b.	Interim financial statements

These interim unaudited consolidated financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

Sky Harvest Windpower Corp.
(Formerly Keewatin Windpower Corp.)
(A Development Stage Company)
Notes to the Unaudited Interim Consolidated Financial Statements
August 31, 2009
(Expressed in US Dollars)

2.	Significant Accounting Polices (continued)

	c.	Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

	d.	Marketable Securities

The Company defines marketable securities as income yielding securities that can be readily converted into cash. Examples of marketable securities include Treasury and agency obligations, commercial paper, corporate notes and bonds, time deposits with an original maturity greater than 3 months, foreign notes and certificates of deposit. We account for our investment in debt and equity instruments under SFAS, No. 115, “Accounting for Certain Investments in Debt and Equity Securities and Financial Accounting Standards Board”, or FASB, Staff Position (“ FSP”) SFAS No. 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. The Company follows the guidance provided by EITF No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”, to assess whether our investments with unrealized loss positions are other than temporarily impaired. Realized gains and losses and declines in value judged to be other than temporary are determined based on the specific identification method and are reported in other income (expense). Management determines the appropriate classification of such securities at the time of purchase and re-evaluates such classification as of each balance sheet date.

	e.	Fair Value Measurements

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

Sky Harvest Windpower Corp.
(Formerly Keewatin Windpower Corp.)
(A Development Stage Company)
Notes to the Unaudited Interim Consolidated Financial Statements
August 31, 2009
(Expressed in US Dollars)

2.	Significant Accounting Polices (continued)

	e.	Fair Value Measurements (continued)

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

Level 2 instruments require more management judgment and subjectivity as compared to Level 1 instruments. For instance:

 - Determining which instruments are most similar to the instrument being priced requires management to identify a sample of similar securities based on the coupon rates, maturity, issuer, credit rating and instrument type, and subjectively select an individual security or multiple securities that are deemed most similar to the security being priced; and

- Determining whether a market is considered active requires management judgment.

Level 3

Level 3 applies to assets and liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities. The determination of fair value for Level 3 instruments requires the most management judgment and subjectivity.

The Company believes the fair value of its financial instruments consisting of cash, bank indebtedness, short term investment, accounts payable and due from related parties approximate their carrying values due to the relatively short maturity of these instruments.

f.	Equipment

	(i)	Amortization Methods and Rates

Equipment is carried at cost. Depreciation is computed using a straight-line method over the estimated useful lives of the depreciable property, which range from 3 to 5 years. Management evaluates useful lives regularly in order to determine recoverability taking into consideration current technological conditions. Maintenance and repairs are charged to expenses as incurred; additions and betterments are capitalized. Upon retirement or disposal of any item of equipment, the cost and related accumulated depreciation of the disposed assets is removed, and any resulting gain or loss is credited or charged to operations. Costs included in wind equipment are under construction and will be amortized over their useful life on a straight-line basis once they are put into use.

Sky Harvest Windpower Corp.
(Formerly Keewatin Windpower Corp.)
(A Development Stage Company)
Notes to the Unaudited Interim Consolidated Financial Statements
August 31, 2009
(Expressed in US Dollars)

2.	Significant Accounting Polices (continued)

	f.	Equipment (continued)

(ii) Asset Impairment

The Company performs impairment tests on its property and equipment when events or changes in circumstances occur that indicate the carrying value of an asset may not be recoverable. Estimated future cash flows are calculated using estimated future prices and operating and capital costs on an undiscounted basis. When the carrying value of the property and equipment exceeds estimated future cash flows, the asset is impaired. An impairment loss is recorded to the extent the carrying value exceeds the discounted value of the estimated future cash flows.

(iii) Repairs and Maintenance

Repairs and maintenance costs are charged to expense as incurred, except when these repairs significantly extend the life of an asset or result in an operating improvement. In these instances, the portion of these repairs relating to the betterment is capitalized as part of property and equipment.

	g.	Long Lived Assets

Intangible assets

In accordance with FAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is required to be tested for impairment on an annual basis, or more frequently if certain indicators arise, using the guidance specifically provided, and purchased intangible assets other than goodwill are required to be amortized over their useful lives unless these lives are determined to be indefinite.

Management reviews intangible assets at least annually, and on an interim basis when conditions require, evaluates events or changes in circumstances that may indicate impairment in the carrying amount of such assets. An impairment loss is recognized in the statement of operations in the period that the related asset is deemed to be impaired.

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

Sky Harvest Windpower Corp.
(Formerly Keewatin Windpower Corp.)
(A Development Stage Company)
Notes to the Unaudited Interim Consolidated Financial Statements
August 31, 2009
(Expressed in US Dollars)

2.	Significant Accounting Polices (continued)

Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

h.	Income Taxes

Income taxes are provided in accordance with SFAS 109, “Accounting for Income Taxes”. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry forwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

i.	Foreign Currency Translation

The functional currency of the Company’s Canadian subsidiary (Sky Harvest) is the applicable local currency. The functional currency is translated into U.S. dollars for balance sheet accounts using current exchange rates in effect as of the balance sheet date and for revenue and expense accounts and cash flow items using a weighted-average exchange rate during the reporting period. Adjustments resulting from translation are included in accumulated comprehensive income (loss), a separate component of shareholders’ equity (deficit).

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

j.	Basic Earnings (Loss) per Share

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

Sky Harvest Windpower Corp.
(Formerly Keewatin Windpower Corp.)
(A Development Stage Company)
Notes to the Unaudited Interim Consolidated Financial Statements
August 31, 2009
(Expressed in US Dollars)

2.	Significant Accounting Polices (continued)

	k.	Use of Estimates

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

	l.	Stock-Based Compensation

The Company records stock-based compensation in accordance with SFAS No. 123R, “Share Based Payments”, using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued.

	m.	Website Development Costs

The Company capitalizes website development costs in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” and Emerging Issues Task Force (EITF) No. 00-2, “Accounting for Website Development Costs”, whereby costs related to the preliminary project stage of development are expensed and costs related to the application development stage are capitalized. Any additional costs for upgrades and enhancements which result in additional functionality will be capitalized. Capitalized costs will be amortized based on their estimated useful life over three years. Internal costs related to the development of website content are charged to operations as incurred.

	n.	Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in the consolidated financial statements. As at August 31, 2009 and 2008, the Company‘s only component of comprehensive income (loss) was foreign currency translation adjustments.

Sky Harvest Windpower Corp.
(Formerly Keewatin Windpower Corp.)
(A Development Stage Company)
Notes to the Unaudited Interim Consolidated Financial Statements
August 31, 2009
(Expressed in US Dollars)

3.	Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162”. The FASB Accounting Standards Codification (“Codification”) will become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission “SEC” under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this statement, the Codification will supersede all then- existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. This statement is effective for financial statements issued for interim and annual periods ending after September 30, 2009. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”. The objective of this statement is to improve financial reporting by enterprises involved with variable interest entities. This statement addresses (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”, as a result of the elimination of the qualifying special-purpose entity concept in SFAS No. 166, “Accounting for Transfers of Financial Assets”, and (2) concern about the application of certain key provisions of FASB Interpretation No. 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. This statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB No. 140”. The object of this statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. This statement addresses (1) practices that have developed since the issuance of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, that are not consistent with the original intent and key requirements of that statement and (2) concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements of transferors. SFAS No. 166 must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. This statement must be applied to transfers occurring on or after the effective date. Additionally, on and after the effective date, the concept of a qualifying special- purpose entity is no longer relevant for accounting purposes. The disclosure provisions of this statement should be applied to transfers that occurred both before and after the effective date of this statement. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

Sky Harvest Windpower Corp.
(Formerly Keewatin Windpower Corp.)
(A Development Stage Company)
Notes to the Unaudited Interim Consolidated Financial Statements
August 31, 2009
(Expressed in US Dollars)

In June 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”. FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, “Earnings per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. The adoption of this statement did not have a material effect on the Company’s consolidated financial statements.

In May 2009, FASB issued SFAS No. 165 (SFAS 165) “Subsequent Events”. SFAS 165 establishes general standards of for the evaluation, recognition and disclosure of events and transactions that occur after the balance sheet date. Although there is new terminology, the standard is based on the same principles as those that currently exist in the auditing standards. The standard, which includes a new required disclosure of the date through which an entity has evaluated subsequent events, is effective for interim or annual periods ending after June 15, 2009. The adoption of SFAS 165 did not have a significant impact on the Company’s consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. It was effective on November 15, 2008. The adoption of this statement did not have a material effect on the Company’s consolidated financial statements.

In March 2008, FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133”. SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The Company is currently evaluating the impact of SFAS No. 161 on its consolidated financial statements, and the adoption of this statement did not have a material effect on the Company’s consolidated financial statements.

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

Sky Harvest Windpower Corp.
(Formerly Keewatin Windpower Corp.)
(A Development Stage Company)
Notes to the Unaudited Interim Consolidated Financial Statements
August 31, 2009
(Expressed in US Dollars)

3.	Recent Accounting Pronouncements (continued)

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

The Company entered into a letter of agreement dated March 26, 2007 to acquire 100% of the issued and outstanding common shares of Sky Harvest Windpower Corp. (“Sky Harvest - Saskatchewan”), a private Canadian company incorporated under the laws of Canada. Sky Harvest - Saskatchewan holds the rights to construct a wind power facility on approximately 8,500 acres of land located in Southwestern Saskatchewan.

On July 13, 2009, the Company acquired 100% of the issued and outstanding common shares of Sky Harvest – Saskatchewan in consideration for the issue of 17,343,516 restricted shares of common stock to the shareholders of Sky Harvest- Canada, equating to 1.5 shares of common stock in the capital of the Company for every issued common share of Sky Harvest - Canada. The determination of the purchase price was supported by a fairness opinion issued by an independent valuator. The acquisition was subject to Sky Harvest - Canada completing an audit of its financial statements, and shareholders of both companies approving the acquisition agreement. As the directors of the Company are also directors and principal shareholders of Sky Harvest - Canada, they abstained from voting their shares in respect of the transaction.

Sky Harvest Windpower Corp.
(Formerly Keewatin Windpower Corp.)
(A Development Stage Company)
Notes to the Unaudited Interim Consolidated Financial Statements
August 31, 2009
(Expressed in US Dollars)

4.	Acquisition of Sky Harvest Windpower Corp.(continued)

The Company’s common shares issued to the Sky Harvest - Saskatchewan shareholders were determined to have a fair value of $2,601,077. After reflecting the purchase adjustments, the excess of the purchase consideration over the fair values of the Company’s assets and liabilities of $2,793,941 as at July 13, 2009, has been included in intangible assets and allocated to wind farm asset in the amount of $2,551,440 and allocated to acquired development costs in the amount of $242,501.

Allocation of Purchase Price

Cash and cash equivalents	$21,016
Short term investments	20,889
Prepaid expenses	12,714
Due from related parties	9,357
Property and equipment	59,563
Wind farm asset	2,551,440
Acquired development costs	242,501
Intangible asset	543
Accounts payable	(30,986)
Accrued liabilities	(5,962)
Loan payable	(279,998)
$2,601,077

Allocation of Excess Purchase Price

Wind Farm asset	$2,551,440
Acquired development costs	242,501
$2,793,941

Pro forma Information (unaudited)

The following financial summary represents the amount of expenses and losses of Sky Harvest – Saskatchewan since the acquisition date (July 13, 2009) included in the consolidated income statement for the three months ended August 31, 2009.

From the
Date of Acquisition
(July 13, 2009)
To August 31,
2009
$

Expenses
Consulting fees	1,897
Engineering and development	88,302
Management fees	11,564
Professional fees	4,383
General and administrative	13,175
Operating loss	119,321
Other Income
Interest income	(245)
Foreign exchange loss	(14,285)
Net loss	104,791

Sky Harvest Windpower Corp.
(Formerly Keewatin Windpower Corp.)
(A Development Stage Company)
Notes to the Unaudited Interim Consolidated Financial Statements
August 31, 2009
(Expressed in US Dollars)

4	Acquisition of Sky Harvest Windpower Corp. (continued)

The following interim pro forma consolidated financial summary is presented as if the acquisition of Sky Harvest - Saskatchewan was completed on June 1, 2009 and June 1, 2008, respectively. The pro forma combined results have been prepared for informational purpose only and do not purport to be indicative of the results which would have actually been attained had the business combination been consummated on the dates indicated or of the results which may be expected to occur in the future.

	For the	For the
	Three months	Three months
	Ended	Ended
	August 31,	August 31,
	2009	2008
	$	$

Expenses
Consulting fees	30,569	37,106
Engineering and development	96,378	–
Management fees	57,099	42,714
Professional fees	69,366	17,684
General and administrative	54,601	40,010
Acquired development costs	242,501	–
Operating loss	550,514	137,514
Other Income
Interest income	(1,693)	(2,902)
Foreign exchange loss	750	(154)
Net loss	549,571	134,458

Net loss per common share – basic and diluted	(0.02)	(0.00)
Weighted average number of common stock
outstanding	29,732,016	29,732,016

Sky Harvest Windpower Corp.
(Formerly Keewatin Windpower Corp.)
(A Development Stage Company)
Notes to the Unaudited Interim Consolidated Financial Statements
August 31, 2009
(Expressed in US Dollars)

5.	Property and equipment

			August 31,	May 31,
			2009	2009
		Accumulated	Net carrying	Net carrying
	Cost	depreciation	value	value
	$	$	$	$

Computer equipment	4,190	(3,958)	232	–
Asset under construction	62,313	–	62,313	–
Wind tower equipment	22,116	(14,370)	7,746	8,851
	88,619	(18,328)	70,291	8,851

6.	Note Receivable

On September 23, 2008, the Company entered into a loan agreement with Sky Harvest - Saskatchewan to lend Sky Harvest - Saskatchewan $100,000. This loan is non-interest bearing, unsecured and due on September 22, 2009. On January 28, 2009, the Company entered into the second loan agreement with Sky Harvest - Saskatchewan to lend Sky Harvest - Saskatchewan an additional $100,000. This loan is non-interest bearing, unsecured and due on January 28, 2010. On April 23, 2009, the Company entered into the third loan agreement with Sky Harvest - Saskatchewan to lend Sky Harvest - Saskatchewan an additional $80,000. This loan is non-interest bearing, unsecured and due on April 23, 2010. As of August 31, 2009, these intercompany transactions and balances have been eliminated upon consolidation.

7.	Short-term Investments

a)

On July 30, 2008, the Company purchased a term deposit in the amount of $150,000, bearing interest rate of 2%, maturing on July 29, 2009. As at August 31, 2009, the Company accrued $nil - (May 31, 2009 - $2,885) of interest income.

b)

On July 30, 2008, the Company purchased a term deposit in the amount of $300,000, bearing interest rate of 2%, maturing on July 29, 2009. As at August 31, 2009, the Company accrued $nil - (May 31, 2009 - $5,016) of interest income.

c)

On February 5, 2009, the Company purchased a term deposit in the amount of $200,000, bearing interest rate of 0.75%, maturing on February 10, 2010. As at August 31, 2009, the Company accrued $848 – (May 31, 2009 - $472) of interest income.

d)

On August 6, 2009, the Company purchased a term deposit in the amount of $300,000, bearing interest rate of 0.4%, maturing on August 5, 2010. On August 31, 2009, the Company redeemed $20,000 of the short term deposit, bringing the total value of short term deposit to $280,000. As at August 31, 2009, the Company accrued $83 – (May 31, 2009 - $nil) of interest income.

e)

On July 23, 2008, the Company purchased a term deposit in the amount of CDN $11,500, bearing interest of 2.10% per annum, maturing on July 23, 2009. The term deposit was renewed on July 28, 2009 for the amount of $10,502 (CDN $11,500), bearing interest of 0.20% per annum, maturing on July 23, 2010. As at August 31, 2009, the Company accrued $240 (CDN $263) (May 31, 2009 – $190) of interest income.

	f)	October 31, 2008, the Company purchased a term deposit in the amount of USD $11,212 (CDN $12,278), bearing floating interest rate of prime rate less 2.65%, maturing on October 31, 2009. As at August 31, 2009, the Company accrued $46 (CDN $50) (May 31, 2009 - $39) of interest income.

Sky Harvest Windpower Corp.
(Formerly Keewatin Windpower Corp.)
(A Development Stage Company)
Notes to the Unaudited Interim Consolidated Financial Statements
August 31, 2009
(Expressed in US Dollars)

8.	Intangible Assets

			May 31,	May 31,
			2009	2009
		Accumulated	Net carrying	Net carrying
	Cost	Amortization	value	value
	$	$	$	$
Website development	2,166	(1,685)	481	–
Wind farm assets	2,551,440	–	2,551,440	–
	2,553,606	(1,685)	2,551,921	–

9.	Related Party Transactions

a)

During the three month period ended August 31, 2009, the Company incurred $19,491 (2008 - $15,000) for management services provided by a director and a principal shareholder of the Company. As at August 31, 2009, the Company has recognized prepaid management fees of $9,566 (May 31, 2009 - $nil).

b)

During the three month period ended August 31, 2009, the Company paid $10,233 (2008 - $7,875) to a company controlled by a director and principal shareholder of the Company for management services. As at August 31, 2009, the Company has recognized prepaid management fees of $5,022 paid to that company (May 31, 2009 – $2,625).

	c)	As at August 31, 2009, the Company has a balance of $724 (May 31, 2009 - $nil) due from a director of the Company. These amounts are unsecured, non-interest bearing and have no term of repayment.

These related party transactions are recorded at the exchange amount, being the amount established and agreed to by the related parties.

Sky Harvest Windpower Corp.
(Formerly Keewatin Windpower Corp.)
(A Development Stage Company)
Notes to the Unaudited Interim Consolidated Financial Statements
August 31, 2009
(Expressed in US Dollars)

10.	Commitments and contingencies

On February 23, 2009, the Company entered into a consulting agreement with a consultant (the “Consultant”). Pursuant to the agreement, the Consultant provided investor relations services for the Company from February 24, 2009 to July 5, 2009. In consideration for the investor relations services, the Company agreed to pay the Consultant $5,000 per month and to issue 15,000 shares of the Company’s common stock. At February 28, 2009, the fair value of the 15,000 shares issuable was $6,750 and is included in common stock subscribed. In addition, if the Company receives equity or debt funding of at least $3,000,000 from a source introduced to the Company by the Consultant then the parties agree to extend the agreement by an additional year. In consideration for the additional year of investor relations services, the Company must pay $8,500 per month and issue 50,000 shares of the Company’s common stock or pay $7,500 per month and issue 80,000 shares of the Company’s common stock.

11.	Subsequent Events

In accordance with SFAS 165, the Company has evaluated subsequent events through October 20, 2009, the date of issuance of the financial statements. During this period there were no material recognizable subsequent events other than those disclosed below.

a)

On September 1, 2009, the Company completed a merger with its wholly-owned inactive subsidiary, Sky Harvest Windpower Corp., a Nevada corporation, which was incorporated solely to effect a change in the Company’s name. As a result, the Company changed its name from Keewatin Windpower Corp. to Sky Harvest Windpower Corp.

b)

On September 11, 2009, the Company’s board of directors adopted the 2009 Stock Option Plan. The 2009 Stock Option Plan provides for the granting of stock options to acquire up to 2,900,000 common shares of the Company to eligible employees, officers, directors and consultants of the Company. Concurrently, the Company granted 1,500,000 options to directors and consultants at an exercise price of $0.51 per share, exercisable for a period of five years

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read together with our Consolidated Financial Statements and the Notes to those statements included elsewhere in this quarterly report on Form 10-Q and the Consolidated Financial Statements and the Notes to those statements included in our Form 10-K for the year ended May 31, 2009. Certain statements contained herein constitute "forward-looking statements" as defined in the U.S. Private Securities Litigation Reform Act of 1995. In some cases forward-looking statements can be identified by terminology, such as "believes," "anticipates," "expects," "estimates," "plans," "may," "intends," or similar terms. These statements appear in a number of places in this Form 10-Q and include statements regarding the intent, belief or current expectations of our company, its directors or its officers with respect to, among other things: (i) trends affecting our financial condition or results of operations, (ii) our business and growth strategies, (iii) the Internet and Internet commerce and (iv) our financing plans. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our company's or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur.

Our consolidated financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles. In this discussion, unless otherwise specified, all references to “common shares” refer to the common shares in our capital stock and the terms “we”, “us” and “our” mean Stockgroup Information Systems Inc., a Colorado corporation.

Foreign Currency and Exchange Rates

All amounts in this quarterly report are stated in United States Dollars unless otherwise indicated. For purposes of consistency, Canadian Dollars have been converted into United States currency at the following rates:

Per 1 US Dollar
Average for the first quarter of 2010	C$ 1.113
Rate at August 31, 2009	C$ 1.095

In this quarterly report, the terms “we”, “us”, “our”, “the Company” and “Sky Harvest” mean Sky Harvest Windpower Corp. and its subsidiaries.

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

Recent Corporate Developments

Since the commencement of our fiscal quarter ended August 31, 2009 we have experienced the following significant corporate developments:

Acquisition of Sky Harvest Windpower Company
On July 13, 2009, the Company acquired 100% of the issued and outstanding common shares of Sky Harvest Windpower Corp. ("Sky Harvest - Saskatchewan") a private Canadian company incorporated under the laws of British Columbia. Sky Harvest - Saskatchewan holds the rights to construct a wind power facility on approximately 8,500 acres of land located in Southwestern Saskatchewan.

In order to acquire a 100% interest in Sky Harvest - Saskatchewan, the Company issued a total of 17,343,516 restricted shares of common stock to the shareholders of Sky Harvest - Saskatchewan, equating to 1.5 shares of common stock in the capital of the Company for every issued common share of Sky Harvest - Saskatchewan. The acquisition was subject to Sky Harvest - Saskatchewan completing an audit of its financial statements, and shareholders of both companies approving the acquisition agreement. The directors of the Company are also directors and principal shareholders of Sky Harvest - Saskatchewan.

Change of Name from Keewatin Windpower Corp. to Sky Harvest Windpower Corp.
Effective September 1, 2009, we completed a merger with our subsidiary, Sky Harvest Windpower Corp., a Nevada corporation which was incorporated solely to effect a change in our name. As a result, we have changed our name from “Keewatin Windpower Corp.” to “Sky Harvest Windpower Corp.”

Adoption of the 2009 Stock Option Plan
Effective September 11, 2009, our board of directors adopted the 2009 Stock Option Plan. The purpose of the 2009 Stock Option Plan is to enhance the long-term stockholder value of our company by offering opportunities to directors, officers, employees and eligible consultants of our company to acquire and maintain stock ownership in our company in order to give these persons the opportunity to participate in our company's growth and success, and to encourage them to remain in the service of our company. A total of 2,900,000 shares of common stock are available for issuance under the 2009 Stock Option Plan.

The 2009 Stock Option Plan provides for the grant of incentive stock options and non-qualified stock options. Incentive stock options granted under the 2009 Stock Option Plan are those intended to qualify as "incentive stock options" as defined under Section 422 of the Internal Revenue Code. However, in order to qualify as "incentive stock options" under Section 422 of the Internal Revenue Code, the 2009 Stock Option Plan must be approved by the stockholders of our company within 12 months of its adoption. The 2009 Stock Option Plan has not been approved by our stockholders. Non-qualified stock options granted under the 2009 Stock Option Plan are option grants that do not qualify as incentive stock options under Section 422 of the Internal Revenue Code.

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited financial statements for the fiscal quarter ended February 28, 2009 which are included herein.

	Three months ended
	August 31,		Increase/(Decrease)
	2009	2008	Amount	Percentage
Revenue	$-	$-	$0	N/A
Expenses	494,619	78,855	415,764	527.3%
Interest and Dividend Income	(1,665)	(2,876)	(1,211)	(42.1%	)
Net Loss	$492,954	$75,979	$416,975	548.8%

Revenues

We recorded a net operating loss of $491,163 for the fiscal quarter ended August 31, 2009 and have an accumulated deficit of $1,595,017 since inception. We have had no operating revenues since our inception on February 25, 2005 through to the fiscal quarter ended August 31, 2009. We anticipate that we will not generate any revenues while we are a development stage company.

Expenses

Our expenses for the fiscal quarter ended August 31, 2009 and 2008 are outlined below:

	Three months ended
	August 31,		Increase/Decrease
	2009	2008	Amount	Percentage
Consulting fees	$29,555	$36,133	$(6,578)	18.2%
Engineering and development	98,978	-	98,978	N/A
Management fees	34,439	22,875	11,564	(50.6%	)
Professional fees	67,247	16,514	50,733	(307.2%	)
General and administrative	21,899	3,333	18,566	(557.0%	)
Acquired development costs	242,501	-	242,501	N/A
Net Loss	$494,619	$78,855	$415,764	527.3%

Consulting expenses decreased to $29,555 in the three months ended August 31, 2009 (three months ended August 31, 2008 - $36,133) as a result of reduced expenditure on investor relations activities conducted during the period.

Engineering and development expenses increased to $98,978 in the three months ended August 31, 2009 (three months ended August 31, 2008 - $nil) as a result of$10,676 incurred in maintenance expenses on meteorological equipment on our original wind project. In addition we incurred $88,302 in project engineering costs related to the project acquired as a result of the acquisition of Sky Harvest –Saskatchewan.

Management fees increased to $34,439 for the three months ended August 31, 2009 from $22,875 for the three months ended August 31, 2008, resulting from the acquisition of Sky Harvest – Saskatchewan. In addition, we engaged the services of a consultant to assist us with the acquisition of Sky Harvest - Canada and other financial projects.

Professional fess increased to $67,247 in the three months ended August 31, 2009 (three months ended August 31, 2008 - $16,514l). The increase in this category of expenses resulted from additional legal expenses incurred in connection with our acquisition of Sky Harvest – Saskatchewan, the change of our name to Sky Harvest Wind Power Corp., and audit and professional accounting services.

General and administrative expenses increased to $21,899 for the three months ended August 31, 2009 from $3,333 for the three months ended August 31, 2008. The increase in this category of expenses resulted from increased expenditure on costs associated with the maintenance of the public company, and travel and office expenses associated with our subsidiary.

Acquired development costs amounting to $242,501 expensed during the three months ended August 31, 2009, represent development costs incurred by Sky Harvest – Saskatchewan prior to acquisition by the Company.

Liquidity and Capital Resources

Our financial condition for the fiscal quarters ended August 31, 2009 and 2008 and the changes between those periods for the respective items are summarized as follows:

Working Capital

	Three months ended		Increase/Decrease
	August 31,
	2009	2008	Amount	Percentage
Current Assets	$526,026	$984,877	$(458,851)	46.6%
Current Liabilities	51,671	7,075	44,596	(630.3%	)
Working Capital	$474,355	$977,802	$(503,447)	(51.5%	)

The 51.5% decrease in our working capital was primarily due to a decrease in cash and cash equivalents as result of expenditures undertaken during the period, offset by an increase in prepaid expenses and increases in Accounts payable and Accrued liabilities acquired on acquisition of Sky Harvest –Saskatchewan.

Cash Flows

	Three months ended		Increase/Decrease
	August 31,
	2009	2008	Amount	Percentage
Cash Flows (used in) Operating Activities	$(235,353)	$(82,175)	$(153,178)	(186.4%	)
Cash Flows provided by (used in) Investing	196,016	750,000	(553,984)	(73.9%	)
Activities
Net increase (decrease) in cash during year	$(39,337)	$667,825	$(707,162)	(105.9%	)

During the three months ended August 31, 2009 we used net cash in operating activities in the amount of $235,353. The cash used in the current period by our operating activities was primarily represented by our operations on our wind power projects, our acquisition of Sky Harvest – Saskatchewan and shareholder communications.

Cash flows provided by investing activities represents short term investments redeemed during the three months ended August 31, 2009 and cash acquired from the acquisition of Sky Harvest – Saskatchewan.

Disclosure of Outstanding Share Data

Warrants
None

Share options
On September 11, 2009, we granted stock options to directors, officers and key advisors to acquire up to 1,500,000 shares of common stock exercisable at $0.51 per share on or before September 11, 2014.

A summary of our stock option activity is as follows:

	Number of Options	Weighted Average Exercise Price $
Balance, as at May 31, 2009	-	-
Granted	1,500,000	0.51
Expired	-	-
Exercised	-	-
Balance, as at October 20, 2009	1,500,000	0.51

Future Financings

We recorded a net operating loss of $491,163 for the three months ended August 31, 2009, and have an accumulated deficit of $1,595,017 since inception. As of August 31, 2009 we had cash and cash equivalents, and short term investments totaling $491,715 (May 31, 2009 - $689,962). As of October 19, 2009, we had cash and cash equivalents, and short term investments totaling $351,021.

As of the date of this report, management anticipates that we will require at least $780,000 to fund our corporate operations and proposed exploration and development program for the next 12 months. Accordingly we do not have sufficient funds to meet our planned expenditures over the next 12 months. In addition we will require further financing in order to fund our anticipated expenses for the construction of the proposed wind turbine project.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable

Item 4. Controls and Procedures.

Item 4T. Controls and Procedures.

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures at August 31, 2009, which is the end of the period covered by this report. This evaluation was carried out by our principal executive officer and principal financial officer. Based on this evaluation, our principal executive officer and principal financial officer have concluded that the design and operation of our disclosure controls and procedures are effective as at the end of the period covered by this report.

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

There were no changes in our internal control over financial reporting during the three months ended August 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.
None

Item 1A. Risk Factors.
Not applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None

Item 3. Defaults Upon Senior Securities.
None

Item 4. Submission of Matters to a Vote of Security Holders.
None

Item 5. Other Information.
None

Item 6. Exhibits.

Description	Exhibit No.	Form	Filing date	Filed with this Form 10-K
Articles of Incorporation and Bylaws
Articles of Incorporation	3.1	SB-2	July 14, 2005
Bylaws	3.2	SB-2	July 14, 2005
Certificate of designation	3.3	8-K	July 13, 2009
Instruments defining the rights of security holders
Form of Warrant Certificate for July 13, 2007 Private Placement	4.1	10-QSB	January 14, 2008
Material Contracts—management contracts and compensatory plans
Management Agreement between Keewatin Windpower Corp. and Christopher Craddock, dated March 1, 2005	10.1	SB-2	July 14, 2005
Material Contracts—financing agreements
Form of Subscription Agreement for July 13, 2007 Private Placement for US Subscribers	10.2	10-QSB	January 14, 2008
Form of Subscription Agreement for July 13, 2007 Private Placement for Non-US Subscribers	10.3	10-QSB	January 14, 2008
Material Contracts—other
Consent to Entry/Right of Access Agreement between Keewatin Windpower Corp. and Edward and Charlotte Bothner, dated August 23, 2005	10.4	SB-2	September 29, 2005
Letter of Intent between Keewatin Windpower Corp. and Sky Harvest Windpower Corp. dated March 27, 2007	10.5	10-QSB	January 14, 2008
Loan Agreement between Sky Harvest Windpower Corp. and Keewatin Windpower Corp. dated September 23, 2008	10.6	10-QSB	January 14, 2009
Promissory Note of Sky Harvest Windpower Corp. dated September 23, 2008	10.7	10-QSB	January 14, 2009
Financial Communications and Strategic Consulting Agreement with Aspire Clean Tech Communications, Inc. dated February 23, 2009	10.8	8-K	March 3, 2009
Promissory Note of Sky Harvest Windpower Corp. dated September 23, 2008	10.9	10-Q	February 28, 2009
Loan Agreement between Sky Harvest Windpower Corp. and Keewatin Windpower Corp. dated January 28, 2009	10.10	10-Q	February 28, 2009
Share exchange agreement between Keewatin Windpower Corp. and Sky Harvest Windpower Corp. dated May 11, 2009	10.11	8-K	July 10, 2009
Exchangeable share support agreement between Keewatin Windpower Corp. and Keewatin Windpower Inc. dated May 11, 2009	10.12	8-K	July 10, 2009

Voting and exchange trust agreement between Keewatin Windpower Corp., Keewatin Windpower Inc. and Valiant Trust Company dated May 11, 2009	10.13	8-K	July 10, 2009
Articles of Merger filed between KeewatinWindpower Corp. and Sky Harvest Windpower corp. filed September 1, 2009	10.14	8-K	September 1, 2009
Adoption of 2009 Stock Option Plan dated September 11, 2009	10.15	8-K	September 23, 2009
Code of Ethics
Code of Ethics	14.1	10-K	August 31, 2009
Certification Statement of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002	31.1			*
Certification Statement of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002	32.1			*

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SKYHARVEST WINDPOWER CORP.

/s/ Chris Craddock
Chris Craddock
Chief Executive Officer and Chief Financial Officer
Principal Executive Officer, Principal Accounting Officer and Principal Financial Officer
Date: October 20, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Chris Craddock
Chris Craddock
Chief Executive Officer, Chief Financial Officer , President, Treasurer, Secretary, and Director ,Principal
Executive Officer, Principal Accounting Officer and Principal Financial Officer
Date: October 20, 2009

/s/ William Iny
William Iny
Director
Date: October 20, 2009