Form 10-Q
period 2009-11-30
Sky Harvest Windpower Corp.
filed 2010-01-14
CIK 1332445

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2009

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

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

i

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

29,732,016 common shares of $0.001 par value as of January 8, 2010 (including 15,515,016 shares of common stock reserved for issuance in exchange for certain outstanding exchangeable securities of the registrant)

ii

PART I—FINANCIAL INFORMATION

Sky Harvest Windpower Corp.
(Formerly Keewatin Windpower Corp.)
(A Development Stage Company)

November 30, 2009

Sky Harvest Windpower Corp.
(Formerly Keewatin Windpower Corp.)
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in US Dollars)
(Unaudited)

	November 30,	May 31,
	2009	2009
	$	$
ASSETS
Current Assets
Cash and cash equivalents	24,169	36,589
Short term investment (Note 8)	223,805	658,373
Prepaid expenses	49,461	9,915
Note receivable (Note 7)	–	280,000
Total Current Assets	297,435	984,877
Property and equipment, net (Note 5)	72,712	8,851
Intangible asset (Note 6)	2,551,752	–
Total Assets	2,921,899	993,728
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accounts payable	8,379	1,045
Accrued liabilities	2,936	6,030
Total Liabilities	11,315	7,075
Stockholders’ Equity
Preferred Stock: (Note 9)
Authorized: 10,000,000 shares, $0.001 par value
Issued and outstanding: 1 share
(May 31, 2009 – None)	–	–
Common Stock:
Authorized: 100,000,000 shares, $0.001 par value
Issued and outstanding: 29,732,016 shares
(May 31, 2009 – 12,391,500 shares)	29,732	12,391
Additional paid-in capital	5,183,722	2,071,366
Common stock subscribed (Note 12)	6,750	6,750
Accumulated other comprehensive loss	(24,114)	–
Deficit accumulated during the development stage	(2,285,506)	(1,103,854)
Total Stockholders’ Equity	2,910,584	986,653
Total Liabilities and Stockholders’ Equity	2,921,899	993,728
Continuing operations (Note 1)
Commitments and contingencies (Note 12)
Subsequent Events (Note 13)

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

Sky Harvest Windpower Corp.
(Formerly Keewatin Windpower Corp.)
(A Development Stage Company)
Consolidated Statements of Operations
(Expressed in US Dollars, except number of shares)
(Unaudited)

	Accumulated from	For the	For the	For the	For the
	February 25, 2005	Three months	Three months	Six months	Six months
	(Date of Inception)	Ended	Ended	Ended	Ended
	To November 30,	November 30,	November 30,	November 30,	November 30,
	2009	2009	2008	2009	2008
	$	$	$	$	$

Expenses
Consulting fees	261,973	12,662	24,171	42,217	60,304
Engineering and development	255,110	37,410	–	136,388	–
Management fees (Note 9(a),
(b) and (c))	430,745	59,113	22,875	93,552	45,750
Professional fees	289,601	40,312	22,078	107,559	38,593
General and administrative	924,283	568,898	9,318	590,797	12,650
Acquired development costs	242,501	–	–	242,501	–
Operating loss	2,404,213	718,395	78,442	1,213,014	157,297
Other Income
Interest income	(89,169)	(159)	(5,540)	(1,824)	(8,416)
Foreign exchange loss	(29,538)	(15,479)	–	(29,538)	–
Net loss	(2,285,506)	(702,757)	(72,902)	(1,181,652)	(148,881)
Other Comprehensive Loss
Foreign currency translation
adjustments	(24,114)	(11,846)	–	(24,114)	–
Comprehensive loss	(2,309,620)	(714,603)	(72,902)	(1,205,766)	(148,881)
Net loss per common share –
basic and diluted		(0.02)	(0.01)	(0.05)	(0.01)
Weighted average number of
common stock outstanding		29,732,016	12,392,000	25,657,000	12,392,000

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

Sky Harvest Windpower Corp.
(Formerly Keewatin Windpower Corp.)
(A Development Stage Company)
Consolidated Statement of Stockholders’ Equity
(Expressed in US Dollars, except number of shares)
(Unaudited)

							Deficit
							Accumulated
					Additional	Common	During the
	Preferred		Common		Paid–in	Stock	Development
	Stock	Amount	Shares	Amount	Capital	Subscribed	Stage	Total
	#	$	#	$	$	$	$	$
Balance – February
25, 2005 (Date of
Inception)	–	–	–	–	–	–	–	–
Common stock
issued on March 2,
2005 to founders for
cash at $0.00167 per
share	–	–	6,000,000	6,000	4,000	–	–	10,000
Common stock
issued from March
4, 2005 to March 20,
2005 for cash at
$0.0033 per share	–	–	3,000,000	3,000	7,000	–	–	10,000
Common stock
issued on March 31,
2005 for cash at
$0.0167 per share	–	–	300,000	300	4,700	–	–	5,000
Common stock
issued from April 7,
2005 to April 28,
2005 for cash at
$0.0167 per share	–	–	480,000	480	7,520	–	–	8,000
Common stock
issued from May 1,
2005 to May 25 ,
2005 for cash at
$0.0167 per share	–	–	690,000	690	10,810	–	–	11,500
Common stock
issued on May 29,
2005 for cash at
$0.0167 per share	–	–	60,000	60	9,940	–	–	10,000
Net loss for the
period	–	–	–	–	–	–	(12,321)	(12,321)

Balance – May, 31
2005 carried forward	–	–	10,530,000	10,530	43,970	–	(12,321)	42,179

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

Sky Harvest Windpower Corp.
(Formerly Keewatin Windpower Corp.)
(A Development Stage Company)
Consolidated Statement of Stockholders’ Equity
(Expressed in US Dollars, except number of shares)
(Unaudited)

							Deficit
							Accumulated
					Additional	Common	During the
	Preferred		Common		Paid–in	Stock	Development
	Stock	Amount	Shares	Amount	Capital	Subscribed	Stage	Total
	#	$	#	$	$	$	$	$
Balance – May, 31
2005 brought
forward	–	–	10,530,000	10,530	43,970	–	(12,321)	42,179
Net loss for the year	–	–	–	–	–	–	(57,544)	-57,544
Balance – May 31,
2006	–	–	10,530,000	10,530	43,970	–	(69,865)	(15,365)
Common stock
subscribed	–	–	–	–	–	500,500	–	500,500
Stock-based
compensation	–	–	–	–	365,508	–	–	365,508
Net loss for the year	–	–	–	–	–	–	(435,426)	(435,426)
Balance – May 31,
2007 carried forward	–	–	10,530,000	10,530	409,478	500,500	(505,291)	415,217

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

Sky Harvest Windpower Corp.
(Formerly Keewatin Windpower Corp.)
(A Development Stage Company)
Consolidated Statement of Stockholders’ Equity
(Expressed in US Dollars, except number of shares)
(Unaudited

							Deficit
							Accumulated
					Additional	Common	During the
	Preferred		Common		Paid–in	Stock	Development
	Stock	Amount	Shares	Amount	Capital	Subscribed	Stage	Total
	#	$	#	$	$	$	$	$
Balance – May 31,
2007 carried forward	–	–	10,530,000	10,530	409,478	500,500	(505,291)	415,217
Common stock
issued on July 11,
2007 for cash at
$0.70 per share	–	–	715,000	715	499,785	-500,500	–	–
Common stock
issued on July 11,
2007 for finders’
fees	–	–	71,500	71	49,979	–	–	50,050

Common stock
issued on July 27,
2007 for cash at
$1.20 per share	–	–	1,075,000	1,075	1,288,925	–	–	1,290,000
One million share
purchase warrants
issued for finders’ fee	–	–	–	–	321,279	–	–	321,279

Finders’ Fees			–	–	-498,080	–	–	-498,080

Net loss for the year	–	–	–	–	–	–	(256,830)	(256,830)
Balance – May 31,
2008	–	–	12,391,500	12,391	2,071,366	–	(762,121)	1,321,636
Common stock
subscribed	–	–	–	–	–	6,750	–	6,750

Net loss for the year	–	–	–	–	–	–	(341,733)	(341,733)
Balance – May 31,
2009 carried forward	–	–	12,391,500	12,391	2,071,366	6,750	(1,103,854)	986,653

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

Sky Harvest Windpower Corp.
(Formerly Keewatin Windpower Corp.)
(A Development Stage Company)
Consolidated Statement of Stockholders’ Equity
(Expressed in US Dollars, except number of shares)
(Unaudited

							Deficit
							Accumulated
					Additional	Common	During the
	Preferred		Common		Paid–in	Stock	Development
	Stock	Amount	Shares	Amount	Capital	Subscribed	Stage	Total
	#	$	#	$	$	$	$	$
Balance – May 31,
2009 brought
forward	–	–	12,391,500	12,391	2,071,366	6,750	(1,103,854)	986,653
Common stock
issued pursuant to
business
acquisition	–	–	17,341,016	17,341	2,583,736	–	–	2,601,077
Preferred stock
issued pursuant to
business
acquisition	1	–
Stock-based
compensation	–	–	–	–	528,620	–	–	528,620

Accumulated other
comprehensive loss	–	–	–	–	–	–	(24,114)	(24,114)
Net loss for the
period	–	–	–	–	–	–	(1,181,652)	(1,181,652)
Balance –
November 30,
2009	1	–	29,732,016	29,732	5,183,722	6,750	(2,309,620)	2,910,584

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

Sky Harvest Windpower Corp.
(Formerly Keewatin Windpower Corp.)
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US Dollars)
(Unaudited)

	Accumulated from	For the	For the
	February 25, 2005	Six months	Six months
	(Date of Inception)	Ended	Ended
	To November 30,	November 30,	November 30,
	2009	2009	2008
	$	$	$
Operating activities
Net loss for the period	(2,285,506)	(1,181,652)	(148,881)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation	16,097	2,832	2,756
Stock-based compensation	899,088	528,620	–
Acquired development costs	242,501	242,501	–
Changes in operating assets and liabilities:
Prepaid expenses	(34,957)	(26,832)	(17,687)
Accrued interest	(991)	7,382	11,991
Accounts payable and accrued liabilities	(25,633)	(32,708)	(59,261)
Note receivable	(280,000)	–	(100,000)
Due to related parties	9,357	9,357	–
Net cash flows used in operating activities	(1,460,044)	(450,500)	(311,082)
Investing activities
Purchase of equipment	(23,552)	(1,436)	–
Purchase of short –term investments	(2,461,675)	(311,675)	(600,000)
Redemption of short –term investments	2,260,660	760,660	1,350,000
Cash acquired from acquisition	21,016	21,016	–
Net cash flows (used in) provided by investing activities	(203,551)	468,565	750,000
Financing activities
Proceeds from common stock issuances	1,718,249	–	–
Net cash flows provided by financing activities	1,718,249	–	–
Effect of exchange rate changes on cash	(30,485)	(30,485)	–
Increase (decrease) in cash and cash equivalents	24,169	(12,420)	438,918
Cash and cash equivalents – beginning of period	–	36,589	1,311
Cash and cash equivalents – end of period	24,169	24,169	440,229
Supplementary disclosures
Interest paid	–	–	–
Income taxes paid	–	–	–
Significant non-cash investing and financing activities:
Stock issuance for acquisition	2,601,077	2,601,077
Increase intangible asset due to acquisition	2,551,400	2,551,400
Accounts payable increased due to acquisition	30,986	30,986

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

Sky Harvest Windpower Corp.
(Formerly Keewatin Windpower Corp.)
(A Development Stage Company)
Notes to the Unaudited Interim Consolidated Financial Statements
November 30, 2009
(Expressed in US Dollars)

1.	Organization and Description of Business

The Company was incorporated in the State of Nevada on February 25, 2005. The Company is a Development Stage Company, as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915, Development Stage Entities. Its activities to date have been limited to capital formation, organization, and development of its business plan for the exploration and development of wind power projects in Canada.

Effective July 13, 2009, the Company acquired all the outstanding common stock of Sky Harvest Windpower Corp. (“Sky Harvest”), a private company incorporated under the laws of Canada. (Refer to Note 4.)

On September 1, 2009, the Company completed a merger with its wholly-owned inactive subsidiary, Sky Harvest Windpower Corp., a Nevada corporation, which was incorporated solely to effect a change in the Company’s name. As a result, the Company changed its name from Keewatin Windpower Corp. to Sky Harvest Windpower Corp.

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, the successful exploitation of economically recoverable electricity in its wind power projects, and the attainment of profitable operations. As at November 30, 2009, the Company has accumulated losses of $2,285,506 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management plans to raise additional funds through debt and equity offerings. Management has yet to decide what type of offering the Company will use or how much capital the Company will attempt to raise and on what terms. There is however no assurance that the Company will be able to raise any additional capital through any type of offering on terms acceptable to the Company.

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
November 30, 2009
(Expressed in US Dollars)

2.	Significant Accounting Polices (continued)

	c.	Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

	d.	Marketable Securities

The Company defines marketable securities as income yielding securities that can be readily converted into cash. Examples of marketable securities include Treasury and agency obligations, commercial paper, corporate notes and bonds, time deposits with an original maturity greater than 3 months, foreign notes and certificates of deposit. We account for our investment in debt and equity instruments under ASC 320, Investments – Debt and Equity. The Company follows the guidance provided by ASC 320 to assess whether our investments with unrealized loss positions are other than temporarily impaired. Realized gains and losses and declines in value judged to be other than temporary are determined based on the specific identification method and are reported in other income (expense). Management determines the appropriate classification of such securities at the time of purchase and re-evaluates such classification as of each balance sheet date.

	e.	Fair Value Measurements

ASC 820, Fair Value Measurements and Disclosures, defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and it considers assumptions that market participants would use when pricing the asset or liability.

Fair Value Hierarchy

ASC 820 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 establishes three levels of inputs that may be used to measure fair value:

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
November 30, 2009
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

Level 2

Level 2 applies to assets and liabilities for which there are other than Level 1 observable inputs such as quoted prices for similar assets or liabilities in active markets, quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets), or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data. Level 2 instruments require more management judgment and subjectivity as compared to Level 1 instruments. For instance:

•       Determining which instruments are most similar to the instrument being priced requires management to identify a sample of similar securities based on the coupon rates, maturity, issuer, credit rating and instrument type, and subjectively select an individual security or multiple securities that are deemed most similar to the security being priced; and

•       Determining whether a market is considered active requires management judgment.

Level 3

Level 3 applies to assets and liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities. The determination of fair value for Level 3 instruments requires the most management judgment and subjectivity.

The Company believes the fair value of its financial instruments consisting of cash, short term investment, and accounts payable approximate their carrying values due to the relatively short maturity of these instruments.

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
November 30, 2009
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

Intangible assets

In accordance with ASC 350, Intangibles – Goodwill and Other, goodwill is required to be tested for impairment on an annual basis, or more frequently if certain indicators arise, using the guidance specifically provided, and purchased intangible assets other than goodwill are required to be amortized over their useful lives unless there lives are determined to be indefinite.

Management reviews intangible assets at least annually, and on an interim basis when conditions require, evaluates events or changes in circumstances that may indicate impairment in the carrying amount of such assets. An impairment loss is recognized in the statement of operations in the period that the related asset is deemed to be impaired.

In accordance with ASC 360, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life.

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

Sky Harvest Windpower Corp.
(Formerly Keewatin Windpower Corp.)
(A Development Stage Company)
Notes to the Unaudited Interim Consolidated Financial Statements
November 30, 2009
(Expressed in US Dollars)

2.	Significant Accounting Polices (continued)

	h.	Income Taxes

Income taxes are provided in accordance with ASC 740, Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry forwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

	i.	Foreign Currency Translation

The functional currency of the Company’s Canadian subsidiaries is the applicable local currency. The functional currency is translated into U.S. dollars for balance sheet accounts using current exchange rates in effect as of the balance sheet date and for revenue and expense accounts and cash flow items using a weighted-average exchange rate during the reporting period. Adjustments resulting from translation are included in accumulated comprehensive income (loss), a separate component of shareholders’ equity (deficit).

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

The Company computes net income (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 specifies the computation, presentation and disclosure requirements for earnings (loss) per share for entities with publicly held common stock. The Company has adopted the provisions of ASC 260 effective February 25, 2005 (inception).

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
November 30, 2009
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

The Company records stock-based compensation in accordance with ASC 718, Compensation – Stock Based Compensation, using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued.

	m.	Website Development Costs

The Company capitalizes website development costs in accordance with ASC 350, Intangibles – Goodwill and Other, whereby costs related to the preliminary project stage of development are expensed and costs related to the application development stage are capitalized. Any additional costs for upgrades and enhancements which result in additional functionality will be capitalized. Capitalized costs will be amortized based on their estimated useful life over three years. Internal costs related to the development of website content are charged to operations as incurred.

	n.	Comprehensive Income

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive income and its components in the consolidated financial statements. As at November 30, 2009, the Company‘s only component of comprehensive income (loss) was foreign currency translation adjustments. As at November 30, 2008, the Company has no items that represent a comprehensive income (loss).

Sky Harvest Windpower Corp.
(Formerly Keewatin Windpower Corp.)
(A Development Stage Company)
Notes to the Unaudited Interim Consolidated Financial Statements
November 30, 2009
(Expressed in US Dollars)

3.	Recent Accounting Pronouncements

In May 2009, FASB issued ASC 855, Subsequent Events, which establishes general standards for the evaluation, recognition and disclosure of events and transactions that occur after the balance sheet date. Although there is new terminology, the standard is based on the same principles as those that currently exist in the auditing standards. The standard, which includes a new required disclosure of the date through which an entity has evaluated subsequent events, is effective for interim or annual periods ending after June 15, 2009. The adoption of ASC 855 did not have a material effect on the Company’s financial statements. Refer to Note 12.

In June 2009, the FASB issued guidance now codified as ASC 105, Generally Accepted Accounting Principles as the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP, aside from those issued by the SEC. ASC 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place. The adoption of ASC 105 did not have a material impact on the Company’s financial statements, but did eliminate all references to pre-codification standards.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

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

On July 13, 2009, the Company acquired 100% of the issued and outstanding common shares of Sky Harvest – Saskatchewan in consideration for the issue of 17,341,016 restricted shares of common stock to the shareholders of Sky Harvest- Saskatchewan, equating to 1.5 shares of common stock in the capital of the Company for every issued common share of Sky Harvest - Saskatchewan. The determination of the purchase price was supported by a fairness opinion issued by an independent valuator. The acquisition was subject to Sky Harvest - Saskatchewan completing an audit of its financial statements, and shareholders of both companies approving the acquisition agreement. As the directors of the Company are also directors and principal shareholders of Sky Harvest - Saskatchewan, they abstained from voting their shares in respect of the transaction.

The Company’s common shares issued to the Sky Harvest - Saskatchewan shareholders were determined to have a fair value of $2,601,077. After reflecting the purchase adjustments, the excess of the purchase consideration over the fair values of the Company’s assets and liabilities of $2,793,941 as at July 13, 2009, has been allocated to wind farm asset in the amount of $2,551,440 and allocated to acquired development costs in the amount of $242,501.

Sky Harvest Windpower Corp.
(Formerly Keewatin Windpower Corp.)
(A Development Stage Company)
Notes to the Unaudited Interim Consolidated Financial Statements
November 30, 2009
(Expressed in US Dollars)

4.	Acquisition of Sky Harvest Windpower Corp. (continued)

Allocation of Purchase Price	$
Cash and cash equivalents	21,016
Short term investments	20,889
Prepaid expenses	12,714
Due from related parties	9,357
Property and equipment	59,563
Wind farm asset	2,551,440
Acquired development costs	242,501
Intangible asset	543
Accounts payable	(30,986)
Accrued liabilities	(5,962)
Loan payable	(279,998)
2,601,077

Allocation of Excess Purchase Price	$
Wind Farm asset	2,551,440
Acquired development costs	242,501
2,793,941

Pro forma Information (unaudited)

The following financial summary represents the amount of expenses and losses of Sky Harvest – Saskatchewan since the acquisition date (July 13, 2009) included in the consolidated income statement for the six months ended November 30, 2009.

From the
Date of Acquisition
(July 13, 2009)
To November 30,
2009
$

Expenses
Consulting fees	4,300
Engineering and development	118,921
Management fees	47,802
Professional fees	4,984
General and administrative	41,996
Operating loss	218,003
Other Income
Interest income	(15)
Foreign exchange loss	(29,146)
Net loss	(188,842)

Sky Harvest Windpower Corp.
(Formerly Keewatin Windpower Corp.)
(A Development Stage Company)
Notes to the Unaudited Interim Consolidated Financial Statements
November 30, 2009
(Expressed in US Dollars)

4.	Acquisition of Sky Harvest Windpower Corp. (continued)

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

	For the	For the
	Six months	Six months
	Ended	Ended
	November 30,	November 30,
	2009	2008
	$	$

Expenses
Consulting fees	43,231	67,711
Engineering and development	119,716	44,915
Management fees	116,212	85,429
Professional fees	109,678	59,848
General and administrative	637,571	63,934
Acquired development costs	242,501	–
Operating loss	1,268,909	321,837
Other Income
Interest income	(1,852)	(8,576)
Foreign exchange (gain) loss	(14,729)	19,320
Net loss	(1,252,328)	(332,581)

Net loss per common share – basic and diluted	(0.04)	(0.01)
Weighted average number of common stock
outstanding	29,732,016	29,732,016

5.	Property and equipment

			November 30,	May 31,
			2009	2009
		Accumulated	Net carrying	Net carrying
	Cost	depreciation	value	value
	$	$	$	$

Computer equipment	5,782	(4,351)	1,431	–
Asset under construction	64,641	–	64,641	–
Wind tower equipment	22,116	(15,476)	6,640	8,851
	92,539	(19,827)	72,712	8,851

Sky Harvest Windpower Corp.
(Formerly Keewatin Windpower Corp.)
(A Development Stage Company)
Notes to the Unaudited Interim Consolidated Financial Statements
November 30, 2009
(Expressed in US Dollars)

6.	Intangible Assets

			November 30,	May 31,
			2009	2009
		Accumulated	Net carrying	Net carrying
	Cost	Amortization	value	value
	$	$	$	$
Website development	2,247	(1,935)	312	–
Wind farm assets	2,551,440	–	2,551,440	–
	2,553,687	(1,935)	2,551,752	–

7.	Note Receivable

On September 23, 2008, the Company entered into a loan agreement with Sky Harvest Windpower Corp. (“Sky Harvest - Saskatchewan”) to lend Sky Harvest - Saskatchewan $100,000. This loan is non-interest bearing, unsecured and due on September 22, 2009. On January 28, 2009, the Company entered into the second loan agreement with Sky Harvest - Saskatchewan to lend Sky Harvest - Saskatchewan an additional $100,000. This loan is non-interest bearing, unsecured and due on January 28, 2010. On April 23, 2009, the Company entered into the third loan agreement with Sky Harvest - Saskatchewan to lend Sky Harvest - Saskatchewan an additional $80,000. This loan is non- interest bearing, unsecured and due on April 23, 2010. As of November 30, 2009, Sky Harvest - Saskatchewan has not repaid the $100,000 loan that is due on September 22, 2009. As of November 30, 2009, these intercompany transactions and balances have been eliminated upon consolidation.

8.	Short-term Investments

a)

On July 30, 2008, the Company purchased a term deposit in the amount of $150,000, bearing interest rate of 2%, maturing on July 29, 2009. As at November 30, 2009, the Company accrued $nil – (May 31, 2009 - $2,885) of interest income.

b)

On July 30, 2008, the Company purchased a term deposit in the amount of $300,000, bearing interest rate of 2%, maturing on July 29, 2009. As at November 30, 2009, the Company accrued $nil – (May 31, 2009 - $5,016) of interest income.

c)

On February 5, 2009, the Company purchased a term deposit in the amount of $200,000, bearing interest rate of 0.75%, maturing on February 10, 2010. As at November 30, 2009, the Company accrued $1,221 – (May 31, 2009 - $472) of interest income.

d)

On August 6, 2009, the Company purchased a term deposit in the amount of $300,000, bearing interest rate of 0.2%, maturing on August 5, 2010. During the six month ended November 30, 2009, the Company redeemed the short term deposit. As at November 30, 2009, the Company accrued $nil – (May 31, 2009 - $nil) of interest income.

e)

On July 23, 2008, the Company purchased a term deposit in the amount of CDN $11,500, bearing interest of 2.10% per annum, maturing on July 23, 2009. The term deposit was renewed on July 28, 2009 for the amount of $10,894 (CDN $11,500), bearing interest of 0.20% per annum, maturing on July 23, 2010. As at November 30, 2009, the Company accrued $2 (CDN $2) (May 31, 2009 – $190) of interest income.

Sky Harvest Windpower Corp.
(Formerly Keewatin Windpower Corp.)
(A Development Stage Company)
Notes to the Unaudited Interim Consolidated Financial Statements
November 30, 2009
(Expressed in US Dollars)

8.	Short-term Investments (continued)

f)

October 31, 2008, the Company purchased a term deposit in the amount of CDN $12,278, bearing floating interest rate of prime rate less 2.65%, maturing on October 31, 2009. The term deposit was renewed on Oct 30, 2009 for the amount of $11,684 (CDN $12,334), bearing floating interest rate of prime rate less 1.85%, maturing on October 29, 2010. As at November 30, 2009, the Company accrued $4 (CDN $4) (May 31, 2009 - $39) of interest income.

9.	Preferred stock

On July 11, 2009, the Company entered into a voting and exchange trust agreement among its subsidiary, Keewatin Wind Power Corp., and Valiant Trust Company (Valiant Trust) whereby the Company issued and deposited with Valiant Trust one special preferred voting share of the Company in order to enable Valiant Trust to execute certain voting and exchange rights as trustee from time to time for and on behalf of the registered holders of the preferred shares of Keewatin Wind Power Corp. Each preferred share of Keewatin Wind Power Corp. is exchangeable into one share of common stock of the Company at the election of the shareholder, or, in certain circumstances, of the Company.

As of November 30, 2009, the Company had issued 885,000 shares of common stock to holders of 885,000 shares of exchangeable preferred shares of its subsidiary Keewatin Wind Power Corp., pursuant to them exercising their exchange rights. As of November 30, 2009, there were 15,515,016 outstanding exchangeable shares (May 31, 2009 - Nil)

As the exchangeable shares have already been recognized in connection with the acquisition of Sky Harvest Wind Power Corp., the value ascribed to these shares on exchange is $nil.

10.	Related Party Transactions

a)

During the six month period ended November 30, 2009, the Company incurred $48,564 (2008 - $30,000) for management services provided by a director and a principal shareholder of the Company. As at November 30, 2009, the Company has recognized prepaid management fees of $14,737 (May 31, 2009 - $nil).

b)

During the six month period ended November 30, 2009, the Company paid $25,496 (2008 - $15,750) to a company controlled by a director and principal shareholder of the Company for management services. As at November 30, 2009, the Company has recognized prepaid management fees of $nil paid to that company (May 31, 2009 – $2,625).

These related party transactions are recorded at the exchange amount, being the amount established and agreed to by the related parties.

11.	Stock Based Compensation

On September 11, 2009, the Company’s board of directors adopted the 2009 Stock Option Plan (the Plan). The 2009 Stock Option Plan provides for the granting of stock options to acquire up to 2,900,000 common shares of the Company to eligible employees, officers, directors and consultants of the Company. At November 30, 2009, the Company had 1,650,000 shares of common stock available to be issued under the Plan.

On September 11, 2009, pursuant to the Plan the Company granted 1,000,000 options with immediate vesting to directors, officers, and employees to acquire 1,000,000 common shares at an exercise price of $0.51 per share exercisable for 5 years and recorded stock based compensation for the vested options of $493,939, as a general and administrative expense.

On September 11, 2009, pursuant to the Plan, the Company granted 250,000 options to consultants to acquire 250,000 common shares at an exercise price of $0.51 per share exercisable for 5 years. The options granted vest at the rate of 12.5% every 90 days from the date of grant. The Company recorded stock based compensation of $34,681, as a general and administrative expense.

The fair value for stock options granted was estimated at the date of grant using the Black-Scholes option-pricing model and the weighted average fair value of stock options granted during the six months ended November 30, 2009 was $0.49 per share.

Sky Harvest Windpower Corp.
(Formerly Keewatin Windpower Corp.)
(A Development Stage Company)
Notes to the Unaudited Interim Consolidated Financial Statements
November 30, 2009
(Expressed in US Dollars)

11.	Stock Based Compensation (continued)

The weighted average assumptions used are as follows:

		Six Months
		Ended
	June 30,	November 30,
	2009	2009

Expected dividend yield	0%	0%
Risk-free interest rate	1.33%	2.29%
Expected volatility	132%	198%
Expected option life (in years)	3.99	4.96

The following table summarizes the continuity of the Company’s stock options:

			Weighted-
			Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Options	Exercise Price	Term (years)	Value
		$		$
Outstanding, May 31, 2009	–	–
Granted	1,250,000	0.51
Outstanding, November 30, 2009	1,250,000	0.51	4.78	–
Exercisable, November 30, 2009	1,000,000	0.51	4.78	–

A summary of the status of the Company’s non-vested stock options as of November 30, 2009, and changes during the six month period ended November 30, 2009, is presented below:

		Weighted Average
	Number of	Grant Date
Non-vested options	options	Fair Value
		$
Non-vested at May 31, 2009	–	–
Granted	1,250,000	0.49
Forfeited/Cancelled	–	–
Vested	(1,000,000)	0.49
Non-vested at November 30, 2009	250,000	0.49

At November 30, 2009, there was $87,819 of unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Plan, which is expected to be recognized over a weighted average period of 1.78 years.

Sky Harvest Windpower Corp.
(Formerly Keewatin Windpower Corp.)
(A Development Stage Company)
Notes to the Unaudited Interim Consolidated Financial Statements
November 30, 2009
(Expressed in US Dollars)

12.	Commitments and contingencies

On February 23, 2009, the Company entered into a consulting agreement with a consultant (the “Consultant”). Pursuant to the agreement, the Consultant provided investor relations services for the Company from February 24, 2009 to July 5, 2009. In consideration for the investor relations services, the Company agreed to pay the Consultant $5,000 per month and to issue 15,000 shares of the Company’s common stock. At February 28, 2009 and November 30, 2009, the fair value of the 15,000 shares issuable was $6,750 and is included in common stock subscribed. In addition, if the Company receives equity or debt funding of at least $3,000,000 from a source introduced to the Company by the Consultant then the parties agree to extend the agreement by an additional year. In consideration for the additional year of investor relations services, the Company must pay $8,500 per month and issue 50,000 shares of the Company’s common stock or pay $7,500 per month and issue 80,000 shares of the Company’s common stock.

13.	Subsequent Events

In accordance with ASC 855, Subsequent Events, the Company has evaluated subsequent events through January 13, 2010, the date of issuance of the unaudited interim consolidated financial statements. During this period, the Company did not have any material recognizable subsequent events.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read together with our Consolidated Financial Statements and the Notes to those statements included elsewhere in this quarterly report on Form 10-Q and the Consolidated Financial Statements and the Notes to those statements included in our Form 10-K for the year ended May 31, 2009. Certain statements contained herein constitute "forward-looking statements" as defined in the U.S. Private Securities Litigation Reform Act of 1995. In some cases forward-looking statements can be identified by terminology, such as "believes," "anticipates," "expects," "estimates," "plans," "may," "intends," or similar terms. These statements appear in a number of places in this Form 10-Q and include statements regarding the intent, belief or current expectations of our company, its directors or its officers with respect to, among other things: (i) trends affecting our financial condition or results of operations, (ii) our business and growth strategies and (iii) our financing plans. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our company's or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

Our consolidated financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles. In this discussion, unless otherwise specified, all references to “common shares” refer to the common shares in our capital stock and the terms “we”, “us” and “our” ”, “the Company” and “Sky Harvest” mean Sky Harvest Windpower Corp. and its subsidiaries.

Corporate Overview

We were incorporated in the State of Nevada on February 25, 2005. We are a development stage company in the business of electrical power generation through the use of wind energy. We have not generated any revenue from operations since our incorporation. We do not anticipate earning any revenue until the completion of an environmental assessment on our properties, securing a power purchase agreement and erecting and commissioning wind turbines on our properties, of which there is no guarantee.

Recent Corporate Developments

Since the commencement of our 2010 fiscal year on June 1, 2009 we have experienced the following significant corporate developments:

1. Acquisition of Sky Harvest Windpower Company
On July 13, 2009, the Company acquired 100% of the issued and outstanding common shares of Sky Harvest Windpower Corp. ("Sky Harvest - Saskatchewan") a private company incorporated under the laws of Canada. Sky Harvest - Saskatchewan holds the rights to construct a wind power facility on approximately 8,500 acres of land located in south-western Saskatchewan. In order to acquire a 100% interest in Sky Harvest- Saskatchewan, the Company issued a total of 17,341,016 restricted shares of common stock to the shareholders of Sky Harvest- Saskatchewan, equating to 1.5 shares of common stock in the capital of the Company for every issued common share of Sky Harvest- Saskatchewan. The acquisition was subject to Sky Harvest- Saskatchewan completing an audit of its financial statements, and shareholders of both companies approving the acquisition agreement. As the directors of the Company are also directors and principal shareholders of Sky Harvest- Saskatchewan they abstained from voting their shares.

2. Change of Name from Keewatin Windpower Corp. to Sky Harvest Windpower Corp.
Effective September 1, 2009, we completed a merger with our wholly-owned subsidiary, Sky Harvest Windpower Corp., a Nevada corporation which was incorporated solely to effect a change in our name. As a result, we changed our name from “Keewatin Windpower Corp.” to “Sky Harvest Windpower Corp.”

3. Adoption of the 2009 Stock Option Plan
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

4. SaskPower issues a Request for Qualifications
On December 19, 2009, SaskPower, the Crown Corporation responsible for electricity supply in the Canadian province of Saskatchewan, issued a Request for Qualifications (RFQ) in connection with the procurement of up to 175 megawatts of wind power from one or more Independent Power Producers. The RFQ will identify qualified bidders with the interest and capability to finance, build and operate a wind generation facility in the Province. The closing date for the RFQ is February 19, 2010. Qualified respondents will be invited to respond to a formal Request for Proposals in the spring of 2010. SaskPower has set certain criteria for respondents to the RFQ relating to the nature of the project, control of the proposed site, wind project expertise and financial strength.

The Company currently cannot satisfy all the criteria as set out in the RFQ and according is engaged in negotiations with various parties with the intention of submitting a combined proposal with one or more partners who would meet the criteria not satisfied by the Company. As of the date of this report, the Company has not entered into any agreements with any other party. There is no assurance that the Company will be able to conclude agreements with one or more other parties in order to qualify to respond to the RFQ.

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited interim consolidated financial statements for the fiscal quarter ended November 30, 2009 which are included herein.

	Three months ended November 30,				Six months ended November 30,
	2009	2008	Increase/(Decrease)		2009	2008	Increase/(Decrease)
	$	$	$	%	$	$	$	%
Revenue	0	0	0	N/A	0	0	0	N/A
Expenses	718,395	78,442	639,953	816%	1,213,014	157,297	1,055,717	671%
Foreign exchange
(gain) loss	(15,479)	0	(15,479)	N/A	(29,538)	0	(29,538)	N/A
Interest income	(159)	(5,540)	(5,381)	97%	(1,824)	(8,416)	(6,592)	78%
Net Loss	702,757	72,902	629,855	864%	1,181,652	148,881	1,032,771	694%

Revenues

We recorded a net operating loss of $702,757 for the fiscal quarter ended November 30, 2009 and have an accumulated deficit of $2,285,506 since inception. We have had no operating revenues since our inception on February 25, 2005 through to the fiscal quarter ended November 30, 2009. We anticipate that we will not generate any revenues while we are a development stage company.

Expenses

Our expenses for the three and six months ended November 30, 2009 and 2008 are outlined below:

	Three months ended November 30,				Six months ended November 30,
	2009	2008	Increase/(Decrease)		2009	2008	Increase/(Decrease)
	$	$	$	%	$	$	$	%
Consulting fees	12,662	24,171	(11,509)	(48%)	42,217	60,304	(18,087)	(30%)
Engineering and
development	37,410	0	37,410	N/A	136,388	0	136,388	N/A
Management fees	59,113	22,875	36,238	158%	93,552	45,750	47,802	104%
Professional fees	40,312	22,079	18,233	83%	107,559	38,593	68,966	179%
General and
administrative	568,898	9,317	559,581	6006%	590,797	12,650	578,147	4570%
Acquired
development costs	0	0	0	N/A	242,501	0	242,501	N/A
Net Loss	718,395	78,442	639,953	816%	1,213,014	157,297	1,055,717	671%

Consulting expenses decreased by $11,509 to $12,662 in the three months ended November 30, 2009 from $24,171 in the three months ended November 30, 2008, and by $18,087 to $42,217 for the six months ended November 30, 2009 as compared with the six months ended November 30, 2008. This decrease resulted from reduced expenditure on investor relations activities conducted during the period.

Engineering and development expenses increased to $37,410 in the three months ended November 30, 2009 (three months ended August 31, 2008 - $nil) as a result of $6,792 incurred in maintenance expenses on meteorological equipment on our original wind project. In addition we incurred $30,618 in project engineering costs related to the project acquired as a result of the acquisition of Sky Harvest – Saskatchewan. Engineering and development expenses in the amount of $136,388 were incurred for the six months ended November 30, 2009 as compared with $nil in the six months ended November 30, 2008.

Management fees increased by $36,238 to $59,113 for the three months ended August 31, 2009 from $22,875 for the three months ended August 31, 2008, and by $47,802 to $93,552 for the six months ended November 30, 2009 as compared with the six months ended November 30, 2008. This increase resulted from the acquisition of Sky Harvest – Saskatchewan together and the engagement of a consultant to assist us with various financial projects.

Professional fees increased by $18,233 to $40,312 in the three months ended November 30, 2009 from $22,079 for three months ended November 30, 2008. The increase in this category of expenses resulted from additional legal expenses incurred in connection with our acquisition of Sky Harvest – Saskatchewan, the creation of the 2009 Stock Option plan, and additional professional accounting services. Professional fees increased by $68,966 to $107,559 for the six months ended November 30, 2009 as compared with the six months ended November 30, 2008.

General and administrative expenses increased by $559,581 to $568,898 for the three months ended November 30, 2009 from $9,317 for the three months ended November 30, 2008, and by $578,147 to $590,797 for the six months ended November 30, 2009 as compared with the six months ended November 30, 2008. The increase in this category of expenses resulted from the recognition of $528,620 in stock based compensation expense, together with increased expenditure on costs associated with the maintenance of the public company, and travel and office expenses associated with our subsidiary. General and administrative expenses increased

Acquired development costs amounting to $242,501 expensed during the six months ended November 30, 2009, represent development costs incurred by Sky Harvest – Saskatchewan prior to acquisition by the Company on July 11, 2009.

Foreign exchange (gain) loss
Foreign currency transactions are primarily undertaken in Canadian dollars. Foreign exchange gains and losses arise from the translation of transactions in Canadian dollars into US dollars. Foreign currency exchange rates fluctuate, and gains and losses resulting from these fluctuations recognized as they occur. Company has not, to the date of this report, utilized derivative instruments to offset the impact of foreign currency fluctuations

Interest income
Interest income declined by $5,381 to $159 for the three months from for the three months ended November 30, 2009 from $5,540 for the three months ended November 30, 2008, and decreased by $6,592 to $1,824 for the six months ended November 30, 2009 as compared with the six months ended November 30, 2008. The reduction in interest income resulted from the utilization of the Company’s short term investments to fund development of the Company’s wind power projects and continued corporate operations. In addition, the significant reduction in interest rates offered by commercial banks resulting from the current adverse economic conditions impacted this item negatively.

Liquidity and Capital Resources

Our financial condition as at November 30, and May 31, 2009 and the changes for on those dates are summarized as follows:

Working Capital

	November 30,	May 31,
	2009	2009	Increase/Decrease
	$	$	$	%
Current Assets	297,435	984,877	(687,442)	(70%)
Current Liabilities	11,315	7,075	4,240	60%
Working Capital	286,120	977,802	(691,682)	(70%)

The 70% decrease in our working capital was primarily due to a decrease in cash and cash equivalents as result the of expenditures undertaken during the period and the elimination of the Note receivable on consolidation of our subsidiary, offset by an increase in prepaid expenses and increases in Accounts payable and Accrued liabilities acquired on acquisition of Sky Harvest – Saskatchewan.

Cash Flows

	Three months ended November 30,				Six months ended November 30,
	2009	2008	Increase/(Decrease)		2009	2008	Increase/(Decrease)
	$	$	$	%	$	$	$	%
Cash Flows (used in)
Operating Activities	(215,147)	(228,907)	(13,760)	6%	(450,500)	(311,082)	139,418	(45%)
Cash Flows provided
by (used in) Investing
Activities	272,149	0	(272,149)	N/A	468,565	750,000	281,435	(38%)
Cash Flows provided
by Financing
Activities	0	0	0	N/A	0	0	0	N/A
Effect of exchange
rate changes on cash	(21,617)	0		N/A	(30,485)	0	30,485	N/A
Net increase
(decrease) in cash
during year	57,002	(228,907)	(285,909)	125%	(12,420)	438,918	451,338	103%

During the three months ended November 30, 2009 we used net cash in operating activities in the amount of $215,147. The cash used in the current period by our operating activities was primarily represented by our operations on our wind power projects, our acquisition of Sky Harvest - Saskatchewan and shareholder communications.

Cash flows provided by investing activities represent short term investments redeemed during the three months ended November 30, 2009.

Disclosure of Outstanding Share Data

Warrants
None

Share options
On September 11, 2009, we granted stock options to directors, officers and key advisors to acquire up to 1,500,000 shares of common stock exercisable at $0.51 per share on or before September 11, 2014.

A summary of our stock option activity is as follows:

Weighted
Average
Exercise
	Number of	Price
	Options	$
Balance, as at May 31, 2009	-	-
Granted	1,500,000	0.51
Expired	-	-
Exercised	-	-
Balance, as at October 20, 2009	1,500,000	0.51

Future Financings

We recorded a net operating loss of $1,181,652 for the six months ended November 30, 2009, and have an accumulated deficit of $2,285,506 since inception. As of November 30, 2009 we had cash and cash equivalents, and short term investments totaling $247,974 (May 31, 2009 - $694,962). As of January 11, 2010, we had cash and cash equivalents, and short term investments totaling $204,285.

As of the date of this report, management anticipates that we will require at least $820,000 to fund our corporate operations and proposed exploration and development program for the next 12 months. Accordingly we do not have sufficient funds to meet our planned expenditures over the next 12 months. In addition we will require further financing in order to fund our anticipated expenses for the construction of the proposed wind turbine project.

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
Over the next 12 months, we expect to spend $480,000 on administrative costs, including management fees payable to our President and Directors, professional fees and general business expenses, including costs related to complying with our filing obligations as a reporting company. As our operations become more complex, it is anticipated that these costs will increase. We also expect incur a further $340,000 in pre-development costs related to our wind power projects.

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

We may be unable to participate in the Request for Qualifications issued by the Saskatchewan Government
On December 19, 2009, SaskPower, the Crown Corporation responsible for electricity supply in the Canadian province of Saskatchewan, issued a Request for Qualifications (RFQ) in connection with the procurement of up to 175 megawatts of wind power from one or more Independent Power Producers. The RFQ identifies qualified bidders with the interest and capability to finance, build and operate a wind generation facility in the Province. The closing date for the RFQ is February 19, 2010. Qualified respondents are expected to be invited to respond to a formal Request for Proposals in the spring of 2010. SaskPower has set certain criteria for respondents to the RFQ relating to the nature of the project, control of the proposed site, wind project expertise and financial strength. The Company currently cannot satisfy all the criteria as set out in the RFQ and accordingly is engaged in negotiations with various parties with the intention of submitting a combined proposal with one or more partners who would meet the criteria not satisfied by the Company. As of the date of this report, the Company has not entered into any agreements with any other party. There is no assurance that the Company will be able to conclude agreements with one or more other parties in order to qualify to respond to the RFQ. If we are unable to participate in the RFQ either directly or in combination with a partner our business plan will be materially adversely affected.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable

Item 4T. Controls and Procedures.

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures at November 30, 2009, which is the end of the period covered by this report. This evaluation was carried out by our principal executive officer and principal financial officer. Based on this evaluation, our principal executive officer and principal financial officer has concluded that the design and operation of our disclosure controls and procedures are effective as at the end of the period covered by this report.

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

There were no changes in our internal control over financial reporting during the three months ended November 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.
None

Item 1A. Risk Factors.
Not applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None

Item 3. Defaults upon Senior Securities.
None

Item 4. Submission of Matters to a Vote of Security Holders.
None

Item 5. Other Information.
None

Item 6. Exhibits.

				Filed
				with
				this
	Exhibit			Form
Description	No.	Form	Filing date	10-Q

Articles of Incorporation and Bylaws

Articles of Incorporation	3.1	SB-2	July 14, 2005

Bylaws	3.2	SB-2	July 14, 2005

Certificate of designation	3.3	8-K	July 13, 2009

Instruments defining the rights of security holders

Form of Warrant Certificate for July 13, 2007 Private Placement	4.1	10-QSB	January 14, 2008

Material Contracts—management contracts and compensatory plans

Management Agreement between Keewatin Windpower Corp. and Christopher Craddock, dated March 1, 2005	10.1	SB-2	July 14, 2005

Material Contracts—financing agreements

Form of Subscription Agreement for July 13, 2007 Private Placement for US Subscribers	10.2	10-QSB	January 14, 2008

Form of Subscription Agreement for July 13, 2007 Private Placement for Non-US Subscribers	10.3	10-QSB	January 14, 2008

Material Contracts—other

Consent to Entry/Right of Access Agreement between Keewatin Windpower Corp. and Edward and Charlotte Bothner, dated August 23, 2005	10.4	SB-2	September 29, 2005

Letter of Intent between Keewatin Windpower Corp. and Sky Harvest Windpower Corp. dated March 27, 2007	10.5	10-QSB	January 14, 2008

Loan Agreement between Sky Harvest Windpower Corp. and Keewatin Windpower Corp. dated September 23, 2008	10.6	10-QSB	January 14, 2009

Promissory Note of Sky Harvest Windpower Corp. dated September 23, 2008	10.7	10-QSB	January 14, 2009

Financial Communications and Strategic Consulting Agreement with Aspire Clean Tech Communications, Inc. dated February 23, 2009	10.8	8-K	March 3, 2009

Promissory Note of Sky Harvest Windpower Corp. dated September 23, 2008	10.9	10-Q	February 28, 2009

Loan Agreement between Sky Harvest Windpower Corp. and Keewatin Windpower Corp. dated January 28, 2009	10.10	10-Q	February 28, 2009

Share exchange agreement between Keewatin Windpower Corp. and Sky Harvest Windpower Corp. dated May 11, 2009	10.11	8-K	July 10, 2009

Exchangeable share support agreement between Keewatin Windpower Corp. and Keewatin Windpower Inc. dated May 11, 2009	10.12	8-K	July 10, 2009

Voting and exchange trust agreement between Keewatin Windpower Corp., Keewatin Windpower Inc. and Valiant Trust Company dated May 11, 2009	10.13	8-K	July 10, 2009

Articles of Merger filed between Keewatin Windpower Corp. and Sky Harvest Windpower Corp. filed September 1, 2009	10.14	8-K	September 17, 2009

Adoption of 2009 Stock Option Plan dated September 11, 2009	10.15	8-K	September 23, 2009

Code of Ethics

Code of Ethics	14.1	10-K	August 31, 2009

Certification Statement of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002	31.1			*

Certification Statement of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002	32.1			*

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
Date: January 14, 2010

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
Date: January 14, 2010

/s/ William Iny
William Iny
Director
Date: January 14, 2010