Form 10-Q
period 2010-02-28
Sky Harvest Windpower Corp.
filed 2010-04-14
CIK 1332445

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2010

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____ to______

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

PART I—FINANCIAL INFORMATION

Sky Harvest Windpower Corp.
(Formerly Keewatin Windpower Corp.)
(A Development Stage Company)

February 28, 2010

Sky Harvest Windpower Corp.
(Formerly Keewatin Windpower Corp.)
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in US Dollars)
(Unaudited)

	February 28,	May 31,
	2010	2009
	$	$
ASSETS
Current Assets
Cash and cash equivalents	83,632	36,589
Short term investment (Note 8)	22,667	658,373
Prepaid expenses	48,874	9,915
Note receivable (Note 7)	–	280,000
Total Current Assets	155,173	984,877
Property and equipment, net (Note 5)	71,659	8,851
Intangible asset (Note 6)	2,551,565	–
Total Assets	2,778,397	993,728
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accounts payable	27,457	1,045
Accrued liabilities	16,026	6,030
Total Liabilities	43,483	7,075
Stockholders’ Equity
Preferred Stock:
Authorized: 10,000,000 shares, $0.001 par value Issued and outstanding: 1 share (May 31, 2009 – None)	–	–
Common Stock:
Authorized: 100,000,000 shares, $0.001 par value Issued and outstanding: 29,732,016 shares (May 31, 2009 – 12,391,500 shares)	29,732	12,391
Additional paid-in capital	5,212,579	2,071,366
Common stock subscribed (Note 12)	6,750	6,750
Accumulated other comprehensive loss	(25,246)	–
Deficit accumulated during the development stage	(2,488,901)	(1,103,854)
Total Stockholders’ Equity	2,734,914	986,653
Total Liabilities and Stockholders’ Equity	2,778,397	993,728
Continuing operations (Note 1)
Commitments and contingencies (Note 12)

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

Sky Harvest Windpower Corp.
(Formerly Keewatin Windpower Corp.)
(A Development Stage Company)
Consolidated Statements of Operations
(Expressed in US Dollars, except number of shares)
(Unaudited)

	Accumulated from	For the	For the	For the	For the
	February 25, 2005	Three months	Three months	Nine months	Nine months
	(Date of Inception)	Ended	Ended	Ended	Ended
	To February 28,	February 28,	February 28,	February 28,	February 28,
	2010	2010	2009	2010	2009
	$	$	$	$	$

Expenses
Consulting fees	272,104	10,131	57,230	52,348	117,534
Engineering and development	298,486	43,376	936	179,764	6,452
Management fees (Note 9(a), and (b)	510,098	79,353	22,875	172,905	68,625
Professional fees	303,057	13,456	15,807	121,015	54,400
General and administrative	982,068	58,619	2,628	649,416	9,098
Acquired development costs	242,501	–	–	242,501	–
Operating loss	2,608,314	204,935	99,476	1,417,949	256,109
Other Income
Interest income	(89,339)	(170)	(4,145)	(1,994)	(12,561)
Foreign exchange gain	(30,074)	(1,370)	85	(30,908)	749
Net loss	(2,488,901)	(203,395)	(95,416)	(1,385,047)	244,297
Other Comprehensive Loss
Foreign currency translation adjustments	(25,246)	(1,132)	–	(25,246)
Comprehensive loss	(2,514,147)	(204,527)	(95,416)	(1,410,293)	(244,297)
Net loss per common share – basic and diluted		(0.01)	(0.01)	(0.05)	(0.02)
Weighted average number of common stock outstanding		29,732,000	12,392,000	27,001,000	12,392,000

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
(Formerly Keewatin Windpower Corp.)
(A Development Stage Company)
Consolidated Statement of Stockholders’ Equity
(Expressed in US Dollars, except number of shares)
(Unaudited)

							Deficit
							Accumulated
					Additional	Common	During the
	Preferred		Common		Paid–in	Stock	Development
	Stock	Amount	Shares	Amount	Capital	Subscribed	Stage	Total
	#	$	#	$	$	$	$	$
Balance – May, 31, 2005 brought forward	–	–	10,530,000	10,530	43,970	–	(12,321)	42,179
Net loss for the year	–	–	–	–	–	–	(57,544)	(57,544)
Balance – May 31, 2006	–	–	10,530,000	10,530	43,970	–	(69,865)	(15,365)
Common stock subscribed	–	–	–	–	–	500,500	–	500,500
Stock-based compensation	–	–	–	–	365,508	–	–	365,508
Net loss for the year	–	–	–	–	–	–	(435,426)	(435,426)
Balance – May 31, 2007 carried forward	–	–	10,530,000	10,530	409,478	500,500	(505,291)	415,217

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

Sky Harvest Windpower Corp.
(Formerly Keewatin Windpower Corp.)
(A Development Stage Company)
Consolidated Statement of Stockholders’ Equity
(Expressed in US Dollars, except number of shares)
(Unaudited)

							Deficit
							Accumulated
					Additional Common		During the
	Preferred		Common		Paid–in	Stock	Development
	Stock	Amount	Shares	Amount	Capital	Subscribed	Stage	Total
	#	$	#	$	$	$	$	$
Balance – May 31, 2007 carried forward	–	–	10,530,000	10,530	409,478	500,500	(505,291)	415,217
Common stock issued on July 11, 2007 for cash at $0.70 per share	–	–	715,000	715	499,785	(500,500)	–	–
Common stock issued on July 11, 2007 for finders’ fees	–	–	71,500	71	49,979	–	–	50,050
Common stock issued on July 27, 2007 for cash at $1.20 per share	–	–	1,075,000	1,075	1,288,925	–	–	1,290,000
One million share purchase warrants	–	–	–	–	321,279	–	–	321,279
Finders’ Fees	–	–	–	–	(498,080)	–	–	(498,080)
Net loss for the year	–	–	–	–	–	–	(256,830)	(256,830)
Balance – May 31, 2008	–	–	12,391,500	12,391	2,071,366	–	(762,121)	1,321,636
Common stock subscribed	–	–	–	–	–	6,750	–	6,750
Net loss for the year	–	–	–	–	–	–	(341,733)	(341,733)
Balance – May 31, 2009 carried forward	–	–	12,391,500	12,391	2,071,366	6,750	(1,103,854)	986,653

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

Sky Harvest Windpower Corp.
(Formerly Keewatin Windpower Corp.)
(A Development Stage Company)
Consolidated Statement of Stockholders’ Equity
(Expressed in US Dollars, except number of shares)
(Unaudited)

							Deficit
							Accumulated
					Additional	Common	During the
	Preferred		Common		Paid–in	Stock	Development
	Stock	Amount	Shares	Amount	Capital	Subscribed	Stage	Total
	#	$	#	$	$	$	$	$
Balance – May 31, 2009 carried forward	–	–	12,391,500	12,391	2,071,366	6,750	(1,103,854)	986,653
Common stock issued pursuant to business acquisition	–	–	17,340,516	17,341	2,583,736	–	–	2,601,077
Preferred stock issued pursuant to business acquisition	1	–	–	–	–	–	–	–
Stock-based compensation	–	–	–	–	557,477	–	–	557,477
Accumulated other comprehensive loss	–	–	–	–	–	–	(25,246)	(25,246)
Net loss for the period	–	–	–	–	–	–	(1,385,047)	(1,385,047)
Balance – February 28, 2010	1	–	29,732,016	29,732	5,212,579	6,750	(2,488,901)	2,734,914

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

Sky Harvest Windpower Corp.
(Formerly Keewatin Windpower Corp.)
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US Dollars)
(Unaudited)

	Accumulated from	For the	For the
	February 25, 2005	Nine months	Nine months
	(Date of Inception)	Ended	Ended
	To February 28,	February 28,	February 28,
	2010	2010	2009
	$	$	$
Operating activities
Net loss for the period	(2,488,901)	(1,385,047)	(244,297)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	17,533	4,268	4,134
Stock-based compensation	927,945	557,477	256
Acquired development costs	242,501	242,501	–
Changes in operating assets and liabilities:
Prepaid expenses	(34,370)	(26,245)	(10,625)
Accrued interest	221	8,594	10,323
Accounts payable and accrued liabilities	6,535	(540)	(52,508)
Note receivable	(280,000)	–	(200,000)
Due to related parties	9,357	9,357	–
Net cash flows used in operating activities	(1,599,179)	(589,635)	(492,717)
Investing activities
Purchase of equipment	(23,556)	(1,440)	–
Purchase of short –term investments	(2,472,644)	(322,644)	(800,000)
Redemption of short –term investments	2,470,644	970,644	1,500,000
Cash acquired from acquisition	21,016	21,016	–
Net cash flows (used in) provided by investing activities	(4,540)	667,576	700,000
Financing activities
Proceeds from common stock issuances	1,718,249	–	–
Net cash flows provided by financing activities	1,718,249	–	–
Effect of exchange rate changes on cash	(30,898)	(30,898)	–
Increase (decrease) in cash and cash equivalents	83,632	47,043	207,283
Cash and cash equivalents – beginning of period	–	36,589	1,311
Cash and cash equivalents – end of period	83,632	83,632	208,594
Supplementary disclosures
Interest paid	–	–	–
Income taxes paid	–	–	–
Significant non-cash investing and financing activities:
Stock issuance for acquisition	2,601,077	2,601,077	–
Increase intangible asset due to acquisition	2,551,400	2,551,400	–
Accounts payable increased due to acquisition	30,986	30,986	–

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

Sky Harvest Windpower Corp.
(Formerly Keewatin Windpower Corp.)
(A Development Stage Company)
Notes to the Unaudited Interim Consolidated Financial Statements
February 28, 2010
(Expressed in US Dollars)

1.	Organization and Description of Business

Sky Harvest Windpower Corp. (the “Company”) was incorporated in the State of Nevada on February 25, 2005. The Company is a Development Stage Company, as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915, Development Stage Entities. Its activities to date have been limited to capital formation, organization, and development of its business plan for the exploration and development of wind power projects in Canada.

Effective July 13, 2009, the Company acquired all the outstanding common stock of Sky Harvest Windpower (Saskatchewan) Corp. (“Sky Harvest-Saskatchewan”), a private company incorporated under the laws of Canada. (Refer to Note 4.)

On September 1, 2009, the Company completed a merger with its wholly-owned inactive subsidiary, Sky Harvest Windpower Corp., a Nevada corporation, which was incorporated solely to effect a change in the Company’s name. As a result, the Company changed its name from Keewatin Windpower Corp. to Sky Harvest Windpower Corp.

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated revenues since inception, has not paid any dividends and is not expected to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, the successful exploitation of economically recoverable electricity in its wind power projects, and the attainment of profitable operations. As at February 28, 2010, the Company has accumulated losses of $2,488,901 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The Company’s consolidated financial statements are prepared using the accrual method of accounting. These consolidated statements include the accounts of the Company and its wholly- owned subsidiaries Keewatin Windpower Inc. and Sky Harvest - Saskatchewan. All significant intercompany transactions and balances have been eliminated. The Company has elected a May 31 year-end.

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
February 28, 2010
(Expressed in US Dollars)

2.	Significant Accounting Polices (continued)

	c.	Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

	d.	Marketable Securities

The Company defines marketable securities as income yielding securities that can be readily converted into cash. Examples of marketable securities include Treasury and agency obligations, commercial paper, corporate notes and bonds, time deposits with an original maturity greater than3 months, foreign notes and certificates of deposit. We account for our investment in debt and equity instruments under ASC 320, Investments – Debt and Equity. The Company follows the guidance provided by ASC 320 to assess whether our investments with unrealized loss positions are other than temporarily impaired. Realized gains and losses and declines in value judged to be other than temporary are determined based on the specific identification method and are reported in other income (expense). Management determines the appropriate classification of such securities at the time of purchase and re-evaluates such classification as of each balance sheet date.

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
February 28, 2010
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
February 28, 2010
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

In accordance with ASC 360, Property, Plant and Equipment, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life.

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
February 28, 2010
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
February 28, 2010
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

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive income and its components in the consolidated financial statements. As at February 28, 2010, the Company‘s only component of comprehensive income (loss) was foreign currency translation adjustments. As at February 28, 2009, the Company has no items that represent a comprehensive income (loss).

Sky Harvest Windpower Corp.
(Formerly Keewatin Windpower Corp.)
(A Development Stage Company)
Notes to the Unaudited Interim Consolidated Financial Statements
February 28, 2010
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

4.	Acquisition of Sky Harvest - Saskatchewan

The Company entered into a letter of agreement dated March 26, 2007 to acquire 100% of the issued and outstanding common shares of Sky Harvest - Saskatchewan, a private Canadian company incorporated under the laws of Canada. Sky Harvest - Saskatchewan holds the rights to construct a wind power facility on approximately 8,500 acres of land located in Southwestern Saskatchewan.

On July 13, 2009, the Company acquired 100% of the issued and outstanding common shares of Sky Harvest – Saskatchewan in consideration for the issue of 17,343,516 restricted shares of common stock to the shareholders of Sky Harvest- Saskatchewan, equating to 1.5 shares of common stock in the capital of the Company for every issued common share of Sky Harvest - Saskatchewan. The determination of the purchase price was supported by a fairness opinion issued by an independent valuator. The acquisition was subject to Sky Harvest - Saskatchewan completing an audit of its financial statements, and shareholders of both companies approving the acquisition agreement. As the directors of the Company are also directors and principal shareholders of Sky Harvest - Saskatchewan, they abstained from voting their shares in respect of the transaction.

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

Sky Harvest Windpower Corp.
(Formerly Keewatin Windpower Corp.)
(A Development Stage Company)
Notes to the Unaudited Interim Consolidated Financial Statements
February 28, 2010
(Expressed in US Dollars)

4.	Acquisition of Sky Harvest - Saskatchewan (continued)

Allocation of Purchase Price	$
Cash and cash equivalents		21,016
Short term investments		20,889
Prepaid expenses		12,714
Due from related parties		9,357
Property and equipment		59,563
Wind farm asset		2,551,440
Acquired development costs		242,501
Intangible asset		543
Accounts payable		(30,986)
Accrued liabilities		(5,962)
Loan payable		(279,998)
		2,601,077

Allocation of Excess Purchase Price	$
Wind Farm asset		2,551,440
Acquired development costs		242,501
		2,793,941

Pro forma Information (unaudited)

The following financial summary represents the amount of expenses and losses of Sky Harvest –Saskatchewan since the acquisition date (July 13, 2009) included in the consolidated income statement for the nine months ended February 28, 2010.

From the
Date of Acquisition
(July 13, 2009)
To February 28,
2010
$

Expenses
Consulting fees	7,471
Engineering and development	162,296
Management fees	94,030
Professional fees	5,564
General and administrative	59,095
Operating loss	328,456
Other Income
Interest income	(32)
Foreign exchange gain	(30,602)
Net loss	(297,822)

Sky Harvest Windpower Corp.
(Formerly Keewatin Windpower Corp.)
(A Development Stage Company)
Notes to the Unaudited Interim Consolidated Financial Statements
February 28, 2010
(Expressed in US Dollars)

4.	Acquisition of Sky Harvest - Saskatchewan (continued)

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

	For the	For the
	Nine months	Nine months
	Ended	Ended
	February 28,	February 28,
	2010	2009
	$	$

Expenses
Consulting fees	53,361	126,755
Engineering and development	190,618	55,380
Management fees	195,565	126,835
Professional fees	123,134	88,172
General and administrative	668,665	97,019
Acquired development costs	242,501	–
Operating loss	1,473,844	494,161
Other Income
Interest income	(2,022)	(12,785)
Foreign exchange (gain) loss	(16,099)	27,060
Net loss	(1,455,723)	(508,436)

Net loss per common share – basic and diluted	(0.05)	(0.02)
Weighted average number of common stock outstanding	29,732,000	29,732,000

5.	Property and equipment

			February 28,	May 31,
			2010	2009
		Accumulated	Net carrying	Net carrying
	Cost	depreciation	value	value
	$	$	$	$

Computer equipment	5,799	(4,506)	1,293	–
Asset under construction	64,831	–	64,831	–
Wind tower equipment	22,116	(16,581)	5,535	8,851
	92,746	(21,087)	71,659	8,851

Sky Harvest Windpower Corp.
(Formerly Keewatin Windpower Corp.)
(A Development Stage Company)
Notes to the Unaudited Interim Consolidated Financial Statements
February 28, 2010
(Expressed in US Dollars)

6.	Intangible Assets

			February 28,	May 31,
			2010	2009
		Accumulated	Net carrying	Net carrying
	Cost	Amortization	value	value
	$	$	$	$
Website development	2,253	(2,128)	125	–
Wind farm assets	2,551,440	–	2,551,440	–
	2,553,693	(2,128)	2,551,565	–

7.	Note Receivable

On September 23, 2008, the Company entered into a loan agreement with Sky Harvest - Saskatchewan to lend Sky Harvest - Saskatchewan $100,000. This loan is non-interest bearing, unsecured and was due on September 22, 2009. On January 28, 2009, the Company entered into the second loan agreement with Sky Harvest - Saskatchewan to lend Sky Harvest - Saskatchewan an additional $100,000. This loan is non-interest bearing, unsecured and was due to be repaid on January 28, 2010. On April 23, 2009, the Company entered into the third loan agreement with Sky Harvest - Saskatchewan to lend Sky Harvest - Saskatchewan an additional $80,000. This loan is non- interest bearing, unsecured and is due on April 23, 2010. As of February 28, 2010, Sky Harvest - Saskatchewan has not repaid the $100,000 loan that was due on September 22, 2009 and the $100,000 loan that was due on January 28, 2010. As of February 28, 2010, these intercompany transactions and balances have been eliminated upon consolidation.

8.	Short-term Investments

a)

On July 30, 2008, the Company purchased a term deposit in the amount of $150,000, bearing interest rate of 2%, maturing on July 29, 2009. As at February 28, 2010, the Company accrued $nil – (May 31, 2009 - $2,885) of interest income.

b)

On July 30, 2008, the Company purchased a term deposit in the amount of $300,000, bearing interest rate of 2%, maturing on July 29, 2009. As at February 28, 2010, the Company accrued $nil – (May 31, 2009 - $5,016) of interest income.

c)

On February 5, 2009, the Company purchased a term deposit in the amount of $200,000, bearing interest rate of 0.75%, maturing on February 10, 2010. As at February 28, 2010, the Company accrued $nil – (May 31, 2009 - $472) of interest income.

d)

On August 6, 2009, the Company purchased a term deposit in the amount of $300,000, bearing interest rate of 0.2%, maturing on August 5, 2010. During the nine month ended February 28, 2010, the Company redeemed the short term deposit. As at February 28, 2010, the Company accrued $nil – (May 31, 2009 - $nil) of interest income.

e)

On July 23, 2008, the Company purchased a term deposit in the amount of CDN $11,500, bearing interest of 2.10% per annum, maturing on July 23, 2009. The term deposit was renewed on July 28, 2009 for the amount of $10,926 (CDN $11,500), bearing interest of 0.20% per annum, maturing on July 23, 2010. As at February 28, 2010, the Company accrued $7 (CDN $8) (May 31, 2009 – $190) of interest income.

Sky Harvest Windpower Corp.
(Formerly Keewatin Windpower Corp.)
(A Development Stage Company)
Notes to the Unaudited Interim Consolidated Financial Statements
February 28, 2010
(Expressed in US Dollars)

8.	Short-term Investments (continued)

f)

October 31, 2008, the Company purchased a term deposit in the amount of CDN $12,278, bearing floating interest rate of prime rate less 2.65%, maturing on October 31, 2009. The term deposit was renewed on October 30, 2009 for the amount of $11,718 (CDN $12,334), bearing floating interest rate of prime rate less 1.85%, maturing on October 29, 2010. As at February 28, 2010, the Company accrued $16 (CDN $17) (May 31, 2009 - $39) of interest income.

9.	Preferred stock

On July 11, 2009, the Company entered into a voting and exchange trust agreement among its subsidiary, Keewatin Windpower Inc., and Valiant Trust Company (Valiant Trust) whereby the Company issued and deposited with Valiant Trust one special preferred voting share of the Company in order to enable Valiant Trust to execute certain voting and exchange rights as trustee from time to time for and on behalf of the registered holders of the preferred shares of Keewatin Windpower Inc. Each preferred share of Keewatin Windpower Inc. is exchangeable into one share of common stock of the Company at the election of the shareholder, or, in certain circumstances, of the Company.

As of February 28, 2010, the Company had issued 885,000 shares of common stock to holders of 885,000 shares of exchangeable preferred shares of its subsidiary Keewatin Windpower Inc., pursuant to them exercising their exchange rights. As of February 28, 2010, there were 15,515,016 outstanding exchangeable shares (May 31, 2009 - Nil).

As the exchangeable shares have already been recognized in connection with the acquisition of Sky Harvest - Saskatchewan, the value ascribed to these shares on exchange is $nil.

10.	Related Party Transactions

a)

During the nine month period ended February 28, 2010, the Company incurred $87,565 (2009 - $45,000) for management services provided by a director and a principal shareholder of the Company. As at February 28, 2010, the Company has recognized prepaid management fees of $19,501 (May 31, 2009 - $nil).

b)

During the nine month period ended February 28, 2010, the Company paid $46,131 (2009 - $23,625) to a company controlled by a director and principal shareholder of the Company for management services. As at February 28, 2010, the Company has recognized prepaid management fees of $nil paid to that company (May 31, 2009 – $2,625).

These related party transactions are recorded at the exchange amount, being the amount established and agreed to by the related parties.

11.	Stock Based Compensation

On September 11, 2009, the Company’s board of directors adopted the 2009 Stock Option Plan (the Plan). The Plan provides for the granting of stock options to acquire up to 2,900,000 common shares of the Company to eligible employees, officers, directors and consultants of the Company. At February 28, 2010, the Company had 1,650,000 shares of common stock available to be issued under the Plan.

Sky Harvest Windpower Corp.
(Formerly Keewatin Windpower Corp.)
(A Development Stage Company)
Notes to the Unaudited Interim Consolidated Financial Statements
February 28, 2010
(Expressed in US Dollars)

11.	Stock Based Compensation (continued)

On September 11, 2009, pursuant to the Plan the Company granted 1,000,000 options with immediate vesting to directors, officers, and employees to acquire 1,000,000 common shares at an exercise price of $0.51 per share exercisable for 5 years and recorded stock based compensation for the vested options of $493,939, as a general and administrative expense.

On September 11, 2009, pursuant to the Plan, the Company granted 250,000 options to consultants to acquire 250,000 common shares at an exercise price of $0.51 per share exercisable for 5 years. The options granted vest at the rate of 12.5% every 90 days from the date of grant. The Company recorded stock based compensation of $63,538, as a general and administrative expense.

The fair value for stock options granted was estimated at the date of grant using the Black-Scholes option-pricing model and the weighted average fair value of stock options granted during the nine months ended February 28, 2010 was $0.49 per share.

The weighted average assumptions used are as follows:

		Nine Months
		Ended
	June 30,	February 28,
	2009	2010

Expected dividend yield	0%	0%
Risk-free interest rate	1.33%	2.29%
Expected volatility	132%	198%
Expected option life (in years)	3.99	4.96

The following table summarizes the continuity of the Company’s stock options:

			Weighted-
			Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Options	Exercise Price	Term (years)	Value
		$		$
Outstanding, May 31, 2009	–	–
Granted	1,250,000	0.51
Outstanding, February 28, 2010	1,250,000	0.51	4.54	50,000
Exercisable, February 28, 2010	1,031,250	0.51	4.54	41,250

Sky Harvest Windpower Corp.
(Formerly Keewatin Windpower Corp.)
(A Development Stage Company)
Notes to the Unaudited Interim Consolidated Financial Statements
February 28, 2010
(Expressed in US Dollars)

11.	Stock Based Compensation (continued)

A summary of the status of the Company’s non-vested stock options as of February 28, 2010, and changes during the nine month period ended February 28, 2010, is presented below:

		Weighted Average
	Number of	Grant Date
Non-vested options	options	Fair Value
		$
Non-vested at May 31, 2009	–	–
Granted	1,250,000	0.49
Forfeited/Cancelled	–	–
Vested	(1,031,250)	0.49
Non-vested at February 28, 2010	218,750	0.49

At February 28, 2010, there was $58,962 of unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Plan, which is expected to be recognized over a weighted average period of 1.53 years.

12.	Commitments and contingencies

On February 23, 2009, the Company entered into a consulting agreement with a consultant (the “Consultant”). Pursuant to the agreement, the Consultant provided investor relations services for the Company from February 24, 2009 to July 5, 2009. In consideration for the investor relations services, the Company agreed to pay the Consultant $5,000 per month and to issue 15,000 shares of the Company’s common stock. At February 28, 2009 and February 28, 2010, the fair value of the 15,000 shares issuable was $6,750 and is included in common stock subscribed. In addition, if the Company receives equity or debt funding of at least $3,000,000 from a source introduced to the Company by the Consultant then the parties agree to extend the agreement by an additional year. In consideration for the additional year of investor relations services, the Company must pay $8,500 per month and issue 50,000 shares of the Company’s common stock or pay $7,500 per month and issue 80,000 shares of the Company’s common stock.

13.	Subsequent events

In accordance with ASC 855, Subsequent Events, the Company has evaluated subsequent events through April 13, 2010, the date of issuance of the unaudited interim consolidated financial statements. During this period, the Company did not have any material recognizable subsequent events.

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

Our consolidated financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles. In this quarterly report, unless otherwise specified, all references to “common shares” refer to the common shares in our capital stock and the terms “we”, “us” and “our” ”, “the Company” and “Sky Harvest” mean Sky Harvest Windpower Corp., a Nevada Corporation and its subsidiaries.

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

Recent Corporate Developments

Since the commencement of our most recent fiscal quarter on December 1, 2009 we have experienced the following significant corporate development:

SaskPower issues a Request for Qualifications
On December 19, 2009, Saskatchewan Power Corporation (SaskPower), the Crown Corporation responsible for electricity supply in the Canadian province of Saskatchewan, issued a request for qualifications (“RFQ”) in connection with the procurement of up to 175 megawatts of wind power from one or more independent power producers. The purpose of the RFQ is to identify qualified bidders with the interest and capability to finance, build and operate a wind generation facility of between 100MW and 175MW in the Province. Saskpower set certain criteria for respondents to the RFQ relating to the nature of the project, control of the proposed site, wind project expertise and financial strength. The closing date for the RFQ was extended to March 12, 2010. Saskpower has indicated that the names of qualified respondents the RFQ will be announced during April 2010, and that qualified respondents will be invited to participate in a request for proposals (“RFP”) stage in the spring of 2010.

The Company was unable to satisfy all the criteria as set out in the RFQ and accordingly entered into a non-binding letter of intent with an established international wind farm developer and operator for the purpose of assisting the Company to qualify in the RFQ. The letter of intent provides that if the Company is qualified by SaskPower to participate in the RFP, the Company and the international wind farm developer and operator will negotiate a definitive joint venture agreement and submit a joint proposal in the RFP stage.

The Company submitted its response to the RFQ on March 12, 2010. As of the date of this report, SaskPower has not announced the names of qualified respondents to the RFQ.

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited interim consolidated financial statements for the fiscal quarter ended February 28, 2010 which are included herein.

	Three months ended February 28,					Nine months ended February 28,
	2010	2009	Increase/(Decrease)			2010	2009	Increase/(Decrease)
	$	$	$	%		$	$	$	%
Revenue	0	0	0	N/A		0	0	0	N/A
Expenses	204,935	99,476	105,459	106%		1,417,949	256,109	1,161,840	454%
Foreign exchange (gain) loss	(1,370)	85	(1,455)	N/A		(30,908)	749	(31,657)	N/A
Interest income	(170)	(4,145)	(3,975)	(96%	)	(1,994)	(12,561)	(10,567)	(84%	)
Net Loss	203,395	95,416	107,979	113%		1,385,047	244,297	1,140,750	467%

Revenues

We recorded a net operating loss of $203,395 for the fiscal quarter ended February 28, 2010 and have an accumulated deficit of $2,514,147 since inception. We have had no operating revenues since our inception on February 25, 2005 through to the fiscal quarter ended February 28, 2010. We anticipate that we will not generate any revenues while we are a development stage company.

Expenses

Our expenses for the three and nine months ended February 28, 2010 and 2009 are outlined below:

	Three months ended February 28,					Nine months ended February 28,
	2010	2009	Increase/(Decrease)			2010	2009	Increase/(Decrease)
	$	$	$	%		$	$	$	%
Consulting fees	10,131	57,230	(47,099)	(82%	)	52,348	117,534	(65,186)	(55%	)
Engineering and development	43,376	936	42,440	4534%		179,764	6,452	173,312	2686%
Management fees	79,353	22,875	56,478	247%		172,905	68,625	104,280	152%
Professional fees	13,456	15,806	(2,350)	(15%	)	121,015	54,400	66,615	122%
General and administrative	58,619	2,628	55,991	2130%		649,416	9,098	640,318	7038%
Acquired development costs	0	0	0	N/A		242,501	0	242,501	N/A
Net Loss	204,935	99,476	105,459	106%		1,417,949	256,109	1,161,840	454%

Consulting expenses decreased by $47,099 to $10,131 in the three months ended February 28, 2010 from $57,230 in the three months ended February 28, 2009, and by $65,186 to $52,348 for the nine months ended February 28, 2010 as compared $117,534 incurred the nine months ended February 28, 2009. This decrease resulted from reduced expenditure on investor relations activities conducted during the period.

Engineering and development expenses increased by $42,440 to $43,376 in the three months ended February 28, 2010 from $936 in the three months ended February 28, 2009, and by $173,312 to $179,764 in the nine months ended February 28, 2010 from $6,452 in the nine months ended February 28, 2009 as we incurred further project engineering costs related to the project acquired as a result of the acquisition of Sky Harvest – Saskatchewan. Engineering and development expenses in the amount of $165,504 were incurred for the nine months ended February 28, 2010, of which we expended $148,036 on the project acquired as a result of the acquisition of Sky Harvest – Saskatchewan.(nine months ended February 28,2009 - $Nil). During this period we also incurred $17,468 in project engineering costs related to our original project as compared with $6,452 in the nine months ended February 28, 2009.

Management fees increased by $56,478 to $79,353 for the three months ended February 28, 2010 from $22,875 for the three months ended February 28, 2009; and by $104,280 to $172,905 for the nine months ended February 28, 2010 as compared with $68,625 incurred in the nine months ended February 28, 2009. This increase resulted from the acquisition of Sky Harvest – Saskatchewan together and the engagement of a consultant to assist us with various financial projects.

Professional fees decreased by $2,350 to $13,456 in the three months ended February 28, 2010 from $15,806 for the three months ended February 28, 2009. The decrease in this category of expenses resulted from reduced requirements for professional services in the three months ended February 28, 2010 as compared with the three months ended February 28, 2009. Professional fees increased by $66,615 to $121,015 for the nine months ended February 28, 2010 as compared with the amount expended in this category during the nine months ended February 28, 2009, as a result of additional legal expenses incurred in connection with our acquisition of Sky Harvest – Saskatchewan, the creation of the 2009 Stock Option plan, and additional professional accounting services during the period.

General and administrative expenses increased by $55,991 to $58,619 for the three months ended February 28, 2010 from $2,682 for the three months ended February 28, 2009. The increase in this category of expenses for the three months ended February 28, 2010 resulted from additional insurance costs and the recognition of $28,857 in stock based compensation expense, together with increased expenditure on costs associated with the maintenance of the public company, and travel and office expenses associated with our subsidiary. General and administrative expenses increased by $640,318 to $649,416 for the nine months ended February 28, 2010 as compared with the nine months ended February 28, 2009 resulting from the recognition of $557,477 in stock compensation expense together with increased insurance, travel and office expenses, and expenses associated with the maintenance of the public company.

Acquired development costs amounting to $242,501 expensed during the nine months ended February 28, 2010, represent development costs incurred by Sky Harvest – Saskatchewan prior to acquisition by the Company on July 11, 2009.

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
Interest income declined by $3,975 to $170 for the three months ended February 28, 2010 from $4,145 for the three months ended February 28, 2010, and decreased by $10,567 to $1,994 for the nine months ended February 28, 2010 as compared $12,561 received in the nine months ended February 28, 2009. The reduction in interest income resulted from the utilization of the Company’s short term investments to fund development of the Company’s wind power projects and continued corporate operations. In addition, the significant reduction in interest rates offered by commercial banks resulting from the current adverse economic conditions impacted this item negatively.

Liquidity and Capital Resources

Our financial condition as at February 28, 2010, and May 31, 2009 and the changes for on those dates are summarized as follows:

Working Capital
	February 28,	May 31,
	2010	2009	Increase/Decrease
	$	$	$	%
Current Assets	155,173	984,877	(829,704)	(84%	)
Current Liabilities	43,483	7,075	36,408	(515%	)
Working Capital	111,690	977,802	(866,112)	(89%	)

The decrease of $866,112 or 89% in our working capital was primarily due to a decrease in cash and cash equivalents as result the of expenditures undertaken during the period and the elimination of the Note receivable on consolidation of our subsidiary, offset by an increase in prepaid expenses and increases in Accounts payable and Accrued liabilities acquired on acquisition of Sky Harvest – Saskatchewan.

Cash Flows

	Three months ended February 28,					Nine months ended February 28,
	2010	2009	Increase/(Decrease)			2010	2009	Increase/(Decrease)
	$	$	$	%		$	$	$	%
Cash Flows (used in) Operating Activities	(139,127)	(181,635)	42,508	(23.4%	)	(589,627)	(492,717)	96,910	(20%	)
Cash Flows provided by (used in) Investing Activities	199,011	(50,000)	249,011	(498.0%	)	667,576	700,000	32,424	(5%	)
Cash Flows provided by Financing Activities	0	0	0	N/A		0	0	0	N/A
Effect of exchange rate changes on cash	(421)	0	(421)	N/A		(30,906)	0	30,906	N/A
Net increase (decrease) in cash during year	59,884	(231,635)	(291,519)	125.9%		47,043	207,283	(160,240)	(77%	)

During the three months ended February 28, 2010 we used net cash in operating activities in the amount of $139,127. The cash used in the current period by our operating activities was primarily represented by our operations on our wind power projects, our acquisition of Sky Harvest - Saskatchewan and shareholder communications.

Cash flows provided by investing activities represent short term investments redeemed during the three months ended February 28, 2010.

Disclosure of Outstanding Share Data

Warrants
None

Share options
On September 11, 2009, we granted stock options to directors, officers and key advisors to acquire up to 1,500,000 shares of common stock exercisable at $0.51 per share on or before September 11, 2014.

A summary of our stock option activity is as follows:

Weighted
Average
Exercise
	Number of	Price
	Options	$
Balance, as at May 31, 2009	-	-
Granted	1,250,000	0.51
Expired	-	-
Exercised	-	-
Balance, as at April 13, 2010	1,250,000	0.51

Future Financings

We recorded a net operating loss of $1,385,047 for the nine months ended February 28, 2010, and have an accumulated deficit of $2,514,147 since inception. As of February 28, 2010 we had cash and cash equivalents, and short term investments totaling $247,974 (May 31, 2009 - $694,962). As of April 12, 2010, we had cash and cash equivalents, and short term investments totaling $49,343.

As of the date of this report, management anticipates that we will require at least $970,000 to fund our corporate operations and proposed exploration and development program for the next 12 months. Accordingly we do not have sufficient funds to meet our planned expenditures over the next 12 months. In addition we will require further financing in order to fund our anticipated expenses for the construction of the proposed wind turbine project.

We have begun sourcing additional debt or equity financing to cover the balance of the anticipated costs for the next 12 months. Until such financing is arranged, we intend to rely on the proceeds of a financing concluded in July, 2007 for net proceeds of approximately $1,163,000 to cover the cost of operations before the erection of wind turbines. Accordingly, as of the date of this report, we do not have any arrangements in place for debt financing nor for the sale of our securities, and there is no assurance that we will be able to raise the required funds through equity and debt financing.

We have not had any specific communications with any representative of a debt financing institution regarding our proposed wind power project. We will only be able to secure debt financing for wind turbines if we are able to prove that an economic wind resource exists on a site over which we have acquired the rights to erect turbines and that we have negotiated a power purchase agreement with a credit-worthy counter-party.

We anticipate continuing to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing shareholders. We may also seek to raise additional cash by the issuance of debt instruments. As of the date of this report, there is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our exploration and development activities during the next 12 month period.

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
Over the next 12 months, we expect to spend $480,000 on administrative costs, including management fees payable to our President and Directors, professional fees and general business expenses, including costs related to complying with our filing obligations as a reporting company. As our operations become more complex, it is anticipated that these costs will increase. We also expect incur a further $490,000in pre-development costs related to our wind power projects.

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
We have not yet commenced business operations as an independent power producer; accordingly, we have no way to evaluate the likelihood that our business will be successful. We were incorporated on February 25, 2005 and to date have been involved primarily in organizational activities and wind assessment of the Saskatchewan properties on which we have erected a meteorological towers.

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
We have incurred losses since our inception. Further losses are anticipated in the development of our business. As a result, there is substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to achieve profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. If we cannot raise financing to meet our obligations, we will be insolvent and will cease business operations.

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
Changes in weather patterns may affect our ability to operate a wind power project on any property we acquire. Energy production actually achieved when a wind turbine is installed may differ from predictions of expected energy production based on wind data that we collect from a meteorological tower. Changing global environmental and weather conditions may also affect the reliability of the data relating to a property.

Any wind farm that we develop, no matter where it is located, would be subject to variations in wind and changes in worldwide climatic conditions. Sudden or unexpected changes in environmental and meteorological conditions could reduce the productivity of our wind farm. Climatic weather patterns, whether seasonal or for an extended period of time, resulting in lower, inadequate and/or inconsistent wind speed to power the wind turbines may render our wind farms incapable of generating adequate, or any, electrical energy.

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

We may fail to qualify to participate in the Request for Proposals to be issued by the Saskatchewan Power Corporation, or fail to submit a successful proposal, or fail to negotiate a power purchase agreement.
On December 19, 2009, Saskatchewan Power Corporation (SaskPower), the Crown Corporation responsible for electricity supply in the Canadian province of Saskatchewan, issued a request for qualifications (“RFQ”) in connection with the procurement of up to 175 megawatts of wind power from one or more independent power producers. The purpose of the RFQ is to identify qualified bidders with the interest and capability to finance, build and operate a wind generation facility of between 100MW and 175MW in the Province. Saskpower set certain criteria for respondents to the RFQ relating to the nature of the project, control of the proposed site, wind project expertise and financial strength. The closing date for the RFQ was extended to March 12, 2010. Saskpower has indicated that the names of qualified respondents the RFQ will be announced during April 2010, and that qualified respondents will be invited to participate in a request for proposals (“RFP”) stage in the spring of 2010.

The Company was unable to satisfy all the criteria as set out in the RFQ and accordingly entered into a non-binding letter of intent with an established international wind farm developer and operator for the purpose of assisting the Company to qualify in the RFQ. The letter of intent provides that if the Company is qualified by SaskPower to participate in the RFP, the Company and the international wind farm developer and operator will negotiate a definitive joint venture agreement and submit a joint proposal in the RFP stage.

The Company submitted its response to the RFQ on March 12, 2010. As of the date of this report, SaskPower has not announced the names of qualified respondents to the RFQ.

Although the Company expects to be qualified in the RFQ stages with the support of the international wind farm developer and operator, there is no assurance that it will in fact be qualified.

If the Company is qualified in the RFQ stage there is no assurance that it will be able to conclude a definitive joint venture agreement with the international wind farm developer and operator on terms acceptable to the Company. There is also no assurance that a joint proposal by the Company and international wind farm developer and operator will be successful in the RFP stage. Furthermore, there is no assurance that if the proposal submitted by the Company and the international wind farm developer and operator were accepted by SaskPower, the Company and the international wind farm developer operator will be able to negotiate a power purchase agreement with SaskPower on terms acceptable to Company and/or international wind farm developer and operator.

If we cannot find a party which will purchase our electricity on acceptable terms, we will not be able establish a wind power project and our business will fail.
Even if we demonstrate a significant wind resource on a property that we acquire, we may not be able secure a purchaser for any electricity that we produce on acceptable terms. Without a purchaser electricity from a property, we will not be able to proceed with our business plan.

Because all of our assets and a majority of our directors and officers are located in Canada, U.S. residents' enforcement of legal process may be difficult.
All of our officers and directors reside in Canada. As well, all of our assets are located in Canada Accordingly, service of process upon our company, or upon individuals related to Keewatin, may difficult or impossible to obtain within the United States. As well, any judgment obtained in the United States against us may not be collectible within the United States.

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
Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in, and limit the marketability of, our common stock.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable

Item 4T. Controls and Procedures.

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures at February 28, 2010, which is the end of the period covered by this report. This evaluation was carried out by our principal executive officer and principal financial officer. Based on this evaluation, our principal executive officer and principal financial officer has concluded that the design and operation of our disclosure controls and procedures are effective as at the end of the period covered by this report.

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

There were no changes in our internal control over financial reporting during the three months ended February 28, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 1A. Risk Factors.

Not applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Removed and Reserved

Item 5. Other Information.

None

Item 6. Exhibits.

				Filed
				with
				this
	Exhibit			Form
Description	No.	Form	Filing date	10-Q
Articles of Incorporation and Bylaws
Articles of Incorporation	3.1	SB-2	July 14, 2005
Bylaws	3.2	SB-2	July 14, 2005
Certificate of designation	3.3	8-K	July 13, 2009
Instruments defining the rights of security holders
Form of Warrant Certificate for July 13, 2007	4.1	10-QSB	January 14, 2008
Private Placement
Material Contracts—management contracts and compensatory plans
Management Agreement between Keewatin Windpower Corp. and Christopher Craddock, dated March 1, 2005	10.1	SB-2	July 14, 2005
Material Contracts—financing agreements
Form of Subscription Agreement for July 13, 2007 Private Placement for US Subscribers	10.2	10-QSB	January 14, 2008
Form of Subscription Agreement for July 13, 2007 Private Placement for Non-US Subscribers	10.3	10-QSB	January 14, 2008
Material Contracts—other
Consent to Entry/Right of Access Agreement between Keewatin Windpower Corp. and Edward and Charlotte Bothner, dated August 23, 2005	10.4	SB-2	September 29, 2005
Letter of Intent between Keewatin Windpower Corp. and Sky Harvest Windpower Corp. dated March 27, 2007	10.5	10-QSB	January 14, 2008
Loan Agreement between Sky Harvest Windpower Corp. and Keewatin Windpower Corp. dated September 23, 2008	10.6	10-QSB	January 14, 2009
Promissory Note of Sky Harvest Windpower Corp. dated September 23, 2008	10.7	10-QSB	January 14, 2009
Financial Communications and Strategic Consulting Agreement with Aspire Clean Tech Communications, Inc. dated February 23, 2009	10.8	8-K	March 3, 2009
Promissory Note of Sky Harvest Windpower Corp. dated September 23, 2008	10.9	10-Q	February 28, 2009
Loan Agreement between Sky Harvest Windpower Corp. and Keewatin Windpower Corp. dated January 28, 2009	10.10	10-Q	February 28, 2009
Share exchange agreement between Keewatin Windpower Corp. and Sky Harvest Windpower Corp. dated May 11, 2009	10.11	8-K	July 10, 2009
Exchangeable share support agreement between Keewatin Windpower Corp. and Keewatin Windpower Inc. dated May 11, 2009	10.12	8-K	July 10, 2009

Voting and exchange trust agreement between Keewatin Windpower Corp., Keewatin Windpower Inc. and Valiant Trust Company dated May 11, 2009	10.13	8-K	July 10, 2009
Articles of Merger filed between Keewatin Windpower Corp. and Sky Harvest Windpower Corp. filed September 1, 2009	10.14	8-K	September 17, 2009
Adoption of 2009 Stock Option Plan dated September 11, 2009	10.15	8-K	September 23, 2009
Code of Ethics
Code of Ethics	14.1	10-K	August 31, 2009
Certification Statement of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002	31.1		*
Certification Statement of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002	32.1		*

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
Date: April 14, 2010

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
Date: April 14, 2010

/s/ William Iny
William Iny
Director
Date: April 14, 2010