Form 10-Q/A
period 2009-08-31
Sky Harvest Windpower Corp.
filed 2010-04-21
CIK 1332445

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q /A
(Amendment no. 1)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2009

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to_________

Commission file number: 000-52410

SKY HARVEST WINDPOWER CORP.
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

Explanatory Note

We are amending our Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2009 (the “Form 10-Q”), as originally filed with the Securities and Exchange Commission on October 20, 2009, regarding certain disclosures which appeared therein.

We are amending the number of shares of common stock reserved for issuance in exchange for certain outstanding exchangeable securities of the registrant, disclosed on the cover sheet to the Quarterly Report. We are also amending the financial statements for the fiscal quarter ended August 31, 2009 to include disclosure relating to the issuance of a preferred share and certain exchangeable securities in connection with our acquisition of a subsidiary, and amending certain typographical errors on the cover sheet to the Quarterly Report, and in Part 1 Financial Information, Item 1 Financial Statements (unaudited) and Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

This Amendment No. 1 to the Form 10-Q does not reflect events occurring after the filing of the Form 10-Q or modify or update the disclosures therein in any way other than as required to reflect the changes described in this Explanatory Note.

PART I—FINANCIAL INFORMATION

Sky Harvest Windpower Corp.
(Formerly Keewatin Windpower Corp.)
(A Development Stage Company)

August 31, 2009

Sky Harvest Windpower Corp.
(Formerly Keewatin Windpower Corp.)
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in US Dollars)
(Unaudited)

	August 31,	May 31,
	2009	2009
	$	$

ASSETS
Current Assets
Cash and cash equivalents	4,107	36,589
Short term investment (Note 7)	502,931	658,373
Prepaid expenses	18,264	9,915
Due from related parties (Note 9 (d))	724	–
Note receivable (Note 6)	–	280,000
Total Current Assets	526,026	984,877
Property and equipment, net (Note 5)	70,291	8,851
Intangible asset (Note 8)	2,551,921	–
Total Assets	3,148,238	993,728

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Bank indebtedness	15,323	–
Accounts payable	19,044	1,045
Accrued liabilities	17,304	6,030
Total Liabilities	51,671	7,075
Stockholders’ Equity
Preferred Stock: (Note 9)
Authorized: 10,000,000 shares, $0.001 par value
Issued and outstanding: None	–	–
Common Stock:
Authorized: 100,000,000 shares, $0.001 par value
Issued and outstanding: 29,732,016 shares
(May 31, 2009 – 12,391,500 shares)	29,732	12,391
Additional paid-in capital	4,655,102	2,071,366
Common stock subscribed (Note 11)	6,750	6,750
Accumulated other comprehensive loss	(12,268)	–
Deficit accumulated during the development stage	(1,582,749)	(1,103,854)
Total Stockholders’ Equity	3,096,567	986,653
Total Liabilities and Stockholders’ Equity	3,148,238	993,728
Continuing operations (Note 1)
Commitments and contingencies (Note 11)
Subsequent Events (Note 12)

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

Sky Harvest Windpower Corp.
(Formerly Keewatin Windpower Corp.)
(A Development Stage Company)
Consolidated Statement of Stockholders’ Equity
(Expressed in US Dollars)
(Unaudited)

							Deficit
							Accumulated
					Additional	Common	During the
	Preferred		Common		Paid–in	Stock	Development
	Stock	Amount	Shares	Amount	Capital	Subscribed	Stage	Total
	#	$	#	$	$	$	$	$

Balance – February 25, 2005 (Date
of Inception)	–	–	–	–	–	–	–	–
Common stock issued on March 2,
2005 to founders for cash at
$0.00167 per share	–	–	6,000,000	6,000	4,000	–	–	10,000
Common stock issued from March
4, 2005 to March 20, 2005 for cash
at $0.0033 per share	–	–	3,000,000	3,000	7,000	–	–	10,000
Common stock issued on March 31,
2005 for cash at $0.0167 per share	–	–	300,000	300	4,700	–	–	5,000
Common stock issued from April
7, 2005 to April 28, 2005 for cash
at $0.0167 per share	–	–	480,000	480	7,520	–	–	8,000
Common stock issued from May 1,
2005 to May 25 , 2005 for cash at
$0.0167 per share	–	–	690,000	690	10,810	–	–	11,500
Common stock issued on May 29,
2005 for cash at $0.0167 per share	–	–	60,000	60	9,940	–	–	10,000
Net loss for the period	–	–	–	–	–	–	(12,321)	(12,321)

Balance – May, 31 2005	–	–	10,530,000	10,530	43,970	–	(12,321)	42,179
Net loss for the year	–	–	–	–	–	–	(57,544)	(57,544)
Balance – May 31, 2006	–	–	10,530,000	10,530	43,970	–	(69,865)	(15,365)
Common stock subscribed			–	–	–	500,500	–	500,500
Stock-based compensation	–	–	–	–	365,508	–	–	365,508
Net loss for the year	–	–	–	–	–	–	(435,426)	(435,426)
Balance – May 31, 2007 carried
forward	–	–	10,530,000	10,530	409,478	500,500	(505,291)	415,217

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

Sky Harvest Windpower Corp.
(Formerly Keewatin Windpower Corp.)
(A Development Stage Company)
Consolidated Statement of Stockholders’ Equity
(Expressed in US Dollars)
(Unaudited)

							Deficit
							Accumulated
					Additional	Common	During the
	Preferred		Common		Paid–in	Stock	Development
	Stock	Amount	Shares	Amount	Capital	Subscribed	Stage	Total
	#	$	#	$	$	$	$	$
Balance – May 31, 2007 brought
forward	–	–	10,530,000	10,530	409,478	500,500	(505,291)	415,217
Common stock issued on July 11,
2007 for cash at $0.70 per share	–	–	715,000	715	499,785	(500,500)	–	–
Common stock issued on July 11,
2007 for finders’ fees	–	–	71,500	71	49,979	–	–	50,050
Common stock issued on July 27,
2007 for cash at $1.20 per share	–	–	1,075,000	1,075	1,288,925	–	–	1,290,000
One million share purchase
warrants issued for finders’ fee	–	–	–	–	321,279	–	–	321,279
Finders’ Fees	–	–	–	–	(498,080)	–	–	(498,080)
Net loss for the year	–	–	–	–	–	–	(256,830)	(256,830)
Balance – May 31, 2008	–	–	12,391,500	12,391	2,071,366	–	(762,121)	1,321,636
Common stock subscribed	–	–	–	–	–	6,750	–	6,750
Net loss for the year	–	–	–	–	–	–	(341,733)	(341,733)
Balance – May 31, 2009	–	–	12,391,500	12,391	2,071,366	6,750	(1,103,854)	986,653
Common stock issued pursuant to
business acquisition	–	–	17,341,016	17,341	2,583,736	–	–	2,601,077
Preferred stock issued pursuant to business acquisition	1	–	–	–	–	–	–	–
Accumulated other comprehensive
loss	–	–	–	–	–	–	(12,268)	(12,268)
Net loss for the period	–	–	–	–	–	–	(478,895)	(478,895)
Balance – August 31, 2009	1	–	29,732,016	29,732	4,655,102	6,750	(1,595,017)	3,096,567

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

The functional currency of the Company’s Canadian subsidiary (Sky Harvest - Saskatchewan) is the applicable local currency. The functional currency is translated into U.S. dollars for balance sheet accounts using current exchange rates in effect as of the balance sheet date and for revenue and expense accounts and cash flow items using a weighted-average exchange rate during the reporting period. Adjustments resulting from translation are included in accumulated comprehensive income (loss), a separate component of shareholders’ equity (deficit).

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

On July 13, 2009, the Company acquired 100% of the issued and outstanding common shares of Sky Harvest - Saskatchewan in consideration for the issue of 17,343,516 restricted shares of common stock to the shareholders of Sky Harvest - Saskatchewan, equating to 1.5 shares of common stock in the capital of the Company for every issued common share of Sky Harvest - Saskatchewan. The determination of the purchase price was supported by a fairness opinion issued by an independent valuator. The acquisition was subject to Sky Harvest - Saskatchewan completing an audit of its financial statements, and shareholders of both companies approving the acquisition agreement. As the directors of the Company are also directors and principal shareholders of Sky Harvest - Saskatchewan, they abstained from voting their shares in respect of the transaction.

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

As of August 31, 2009, the Company had issued 300,000 shares of common stock to holders of 300,000 shares of exchangeable preferred shares of its subsidiary Keewatin Windpower Inc., pursuant to them exercising their exchange rights. As of August 31, 2009, there were 16,100,016 outstanding exchangeable shares (May 31, 2009 - Nil).

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
August 31, 2009
(Expressed in US Dollars)

11.	Commitments and contingencies

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

12.	Subsequent Events

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

Our consolidated financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.  In this quarterly report, unless otherwise specified, all references to “common shares” refer to the common shares in our capital stock and the terms ”the Company, “we”, “us” and “our” mean Sky Harvest Windpower Corp., a Nevada corporation and its subsidiaries.

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

Recent Corporate Developments

Since the commencement of our fiscal quarter ended August 31, 2009 we have experienced the following significant corporate developments:

On July 13, 2009, the Company acquired 100% of the issued and outstanding common shares of Sky Harvest Windpower Corp. ("Sky Harvest - Saskatchewan") a private Canadian company incorporated under the laws of Canada. Sky Harvest - Saskatchewan holds the rights to construct a wind power facility on approximately 8,500 acres of land located in Southwestern Saskatchewan.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited financial statements for the fiscal quarter ended August 31 , 2009 which are included herein.

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

Management fees increased to $34,439 for the three months ended August 31, 2009 from $22,875 for the three months ended August 31, 2008, resulting from the acquisition of Sky Harvest – Saskatchewan. In addition, we engaged the services of a consultant to assist us with the acquisition of Sky Harvest - Saskatchewan other financial projects.

Professional fess increased to $67,247 in the three months ended August 31, 2009 (three months ended August 31, 2008 - $16,514l). The increase in this category of expenses resulted from additional legal expenses incurred in connection with our acquisition of Sky Harvest – Saskatchewan, the change of our name to Sky Harvest Windpower Corp., and audit and professional accounting services.

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

Disclosure of Outstanding Share Data

Warrants
None

Share options
On September 11, 2009, we granted stock options to directors, officers and key advisors to acquire up to 1, 250 ,000 shares of common stock exercisable at $0.51 per share on or before September 11, 2014.

A summary of our stock option activity is as follows:

	Number of Options	Weighted Average Exercise Price $
Balance, as at May 31, 2009	-	-
Granted	1,250,000	0.51
Expired	-	-
Exercised	-	-
Balance, as at October 20, 2009	1,250,000	0.51

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
None

Item 3. Defaults Upon Senior Securities.
None

Item 4. Submission of Matters to a Vote of Security Holders.
None

Item 5. Other Information.
None

Item 6. Exhibits.

Description	Exhibit No.	Form	Filing date	Filed with this Form 10-K
Articles of Incorporation and Bylaws
Articles of Incorporation	3.1	SB-2	July 14, 2005
Bylaws	3.2	SB-2	July 14, 2005
Certificate of designation	3.3	8-K	July 13, 2009
Instruments defining the rights of security holders
Form of Warrant Certificate for July 13, 2007 Private Placement	4.1	10-QSB	January 14, 2008
Material Contracts—management contracts and compensatory plans
Management Agreement between Keewatin Windpower Corp. and Christopher Craddock, dated March 1, 2005	10.1	SB-2	July 14, 2005
Material Contracts—financing agreements
Form of Subscription Agreement for July 13, 2007 Private Placement for US Subscribers	10.2	10-QSB	January 14, 2008
Form of Subscription Agreement for July 13, 2007 Private Placement for Non-US Subscribers	10.3	10-QSB	January 14, 2008
Material Contracts—other
Consent to Entry/Right of Access Agreement between Keewatin Windpower Corp. and Edward and Charlotte Bothner, dated August 23, 2005	10.4	SB-2	September 29, 2005
Letter of Intent between Keewatin Windpower Corp. and Sky Harvest Windpower Corp. dated March 27, 2007	10.5	10-QSB	January 14, 2008
Loan Agreement between Sky Harvest Windpower Corp. and Keewatin Windpower Corp. dated September 23, 2008	10.6	10-QSB	January 14, 2009
Promissory Note of Sky Harvest Windpower Corp. dated September 23, 2008	10.7	10-QSB	January 14, 2009
Financial Communications and Strategic Consulting Agreement with Aspire Clean Tech Communications, Inc. dated February 23, 2009	10.8	8-K	March 3, 2009
Promissory Note of Sky Harvest Windpower Corp. dated September 23, 2008	10.9	10-Q	February 28, 2009
Loan Agreement between Sky Harvest Windpower Corp. and Keewatin Windpower Corp. dated January 28, 2009	10.10	10-Q	February 28, 2009
Share exchange agreement between Keewatin Windpower Corp. and Sky Harvest Windpower Corp. dated May 11, 2009	10.11	8-K	July 10, 2009
Exchangeable share support agreement between Keewatin Windpower Corp. and Keewatin Windpower Inc. dated May 11, 2009	10.12	8-K	July 10, 2009

Voting and exchange trust agreement between Keewatin Windpower Corp., Keewatin Windpower Inc. and Valiant Trust Company dated May 11, 2009	10.13	8-K	July 10, 2009
Articles of Merger filed between Keewatin Windpower Corp. and Sky Harvest Windpower C orp. filed September 1, 2009	10.14	8-K	September 1, 2009
Adoption of 2009 Stock Option Plan dated September 11, 2009	10.15	8-K	September 23, 2009
Code of Ethics
Code of Ethics	14.1	10-K	August 31, 2009
Certification Statement of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002	31.1			*
Certification Statement of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002	32.1			*

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
Date: April 16, 2010

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
Date: April 16, 2010

/s/ William Iny
William Iny
Director
Date: April 16, 2010