Form 10-Q/A
period 2009-11-30
Sky Harvest Windpower Corp.
filed 2010-04-21
CIK 1332445

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q /A
Amendment Number 1

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

Explanatory Note

We are amending our Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2009 (the “Form 10-Q”), as originally filed with the Securities and Exchange Commission on January 14, 2010, regarding certain disclosures which appeared therein.

We are amending certain typographical errors on the cover sheet to the Quarterly Report, in Part 1 Financial Information, Item 1 Financial Statements (unaudited) and Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Amendment No. 1 to the Form 10-Q does not reflect events occurring after the filing of the Form 10-Q or modify or update the disclosures therein in any way other than as required to reflect the changes described in this Explanatory Note.

iii

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

Effective July 13, 2009, the Company acquired all the outstanding common stock of Sky Harvest Windpower Corp. (“Sky Harvest - Saskatchewan”), a private company incorporated under the laws of Canada. (Refer to Note 4.)

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

Disclosure of Outstanding Share Data

Warrants
None

Share options
On September 11, 2009, we granted stock options to directors, officers and key advisors to acquire up to 1,250,000 shares of common stock exercisable at $0.51 per share on or before September 11, 2014.

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