Form 10-Q/A
period 2010-02-28
Sky Harvest Windpower Corp.
filed 2010-04-21
CIK 1332445

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

29,732,016 common shares of $0.001 par value as of April 12 , 2010 (including 15,515,016 shares of common stock reserved for issuance in exchange for certain outstanding exchangeable securities of the registrant)

ii

Explanatory Note

We are amending our Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2010, 2009 (the "Form 10-Q"), as originally filed with the Securities and Exchange Commission on April 14, 2010, regarding certain disclosures which appeared therein.

We are amending certain typographical errors on the cover sheet to the Quarterly Report, in Part 1 Financial Information and Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

The Company’s consolidated financial statements are prepared using the accrual method of accounting. These consolidated statements include the accounts of the Company and its wholly- owned subsidiaries Keewatin Windpower Inc. and Sky Harvest – Saskatchewan. All significant intercompany transactions and balances have been eliminated. The Company has elected a May 31 year-end.

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

Recent Corporate Developments

Since the commencement of our most recent fiscal quarter on December 1, 2009 we have experienced the following significant corporate development:

Acquisition of additional land under lease
On February 4, 2010, we executed further leases with existing and new landowners, increasing the total land area under lease to the Company from approximately 8,500 acres to approximately 15,680 acres.

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

Expenses

Our expenses for the three and nine months ended February 28, 2010 and 2009 are outlined below:

	Three months ended February 28,					Nine months ended February 28,
	2010	2009	Increase/(Decrease)			2010	2009	Increase/(Decrease)
	$	$	$	%		$	$	$	%
Consulting fees	10,131	57,230	(47,099)	(82%	)	52,348	117,534	(65,186)	(55%	)
Engineering and development	43,376	936	42,440	4534%		179,764	6,452	173,312	2686%
Management fees	79,353	22,875	56,478	24 6%		172,905	68,625	104,280	152%
Professional fees	13,456	15,806	(2,350)	(15%	)	121,015	54,400	66,615	122%
General and administrative	58,619	2,628	55,991	2130%		649,416	9,098	640,318	7038%
Acquired development costs	0	0	0	N/A		242,501	0	242,501	N/A
Net Loss	204,935	99,476	105,459	106%		1,417,949	256,109	1,161,840	454%

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