Form 10-K
period 2010-05-31
Sky Harvest Windpower Corp.
filed 2010-10-14
CIK 1332445

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: May 31, 2010

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________to ______________________

Commission file number: 000-52410

SKY HARVEST WINDPOWER CORP.
(Exact name of registrant as specified in its charter)

Nevada	N/A
State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization

890 West Pender Street, Suite 710, Vancouver, BC, Canada V6C 1J9
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code (604) 267-3045

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

The aggregate market value of common stock held by non-affiliates of the registrant, based upon the average bid and ask price of the registrant’s common stock on November 30, 2009 reported for such date by the OTC Bulletin Board was approximately $4,979,415. Common stock held by each executive officer and director of the registrant and by each person who owns 5% or more of the outstanding common stock have been excluded from this computation because such persons may be deemed affiliates of the registrant. This determination of affiliate status for this purpose does not reflect a determination that any persons are affiliates for any other purposes.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 29,732,016 shares of common stock are issued and outstanding as of October 12, 2010 (including 15,515,016 shares of common stock reserved for issuance in exchange for certain outstanding exchangeable securities of the registrant).

DOCUMENTS INCORPORATED BY REFERENCE

Not Applicable

SKY HARVEST WINDPOWER CORP
(formerly Keewatin Windpower Corp)
Form 10-K for the year ended May 31, 2010

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

As used in this quarterly report, the terms “we”, “us”, “our”, the “Company” and “Sky Harvest” mean Sky Harvest Windpower Corp.

Foreign Currency and Exchange Rates
All amounts in this annual report are stated in United States Dollars unless otherwise indicated. For purposes of consistency, Canadian Dollars have been converted into United States currency at the following rates:

Per 1 US Dollar
Average rate for 2010	C$0.9403
Rate at May 31, 2010	C$0.9583

PART I

ITEM 1. BUSINESS

Corporate Overview
We are a development stage company in the business of electrical power generation through the use of wind energy. We currently own leasehold interests in land that are located in southwest Saskatchewan, Canada that comprise over 15,000 acres. Our agreements with land owners provide that we are permitted to erect wind power facilities on these properties for the purpose of generating and selling electricity. We have not generated any revenue from operations since our incorporation. We do not anticipate earning any revenue until we have secured a power purchase agreement to sell electricity that we generate, erected wind turbines on our properties, connected our wind turbines to the electrical supply grid and commenced the production of electricity. There is no assurance that we will be able to accomplish any or all of these objectives.

We were incorporated as Keewatin Windpower Corp. in the State of Nevada on February 25, 2005. We changed our name to Sky Harvest Windpower Corp. on September 1, 2009. Our resident agent is Empire Stock Transfer Inc., 1859 Whitney Mesa Drive, Henderson, NV, 89014. We are a United States and British Columbia reporting public company, and our shares are quoted on the FINRA OTC Bulletin Board under the symbol “SKYHE”. Our head office is in Vancouver, Canada.

Our Business
The business of Sky Harvest Windpower Corp. is to identify potential wind power project sites in Canada in the range of 100 to 200 megawatt capacity*, collect wind data on the sites, evaluate the wind resource, and conduct initial environmental screening studies and community relations activities.

Once a project site is sufficiently advanced, the Company will seek to identify a joint venture partner with the financial and operational resources necessary to construct and operate the project and negotiate a Power Purchase Agreement (PPA) with a public utility. The Company will seek to earn revenue by the provision of development services to projects during the construction phase, and from completed projects once they are brought into service and commence the production of electricity through the retention of a significant minority equity interest in the projects.

*A megawatt (MW) is a unit of electrical power equal to one million watts

Technical Background
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

In order for a wind power project to be profitable, the area in which it is located should have a wind resource that yields a net capacity factor of over 30%. The capacity factor (sometimes referred to as the load factor) of a wind project is the energy produced during a given period divided by the energy that would have been produced had the project been running continually and at maximum output, i.e.:

Capacity Factor (CF)	=	electricity produced during the period (MW x h)
installed capacity (MW) x number of hours in the period (h)

As wind energy output is a cube function of wind speed, the fewer hours at higher wind speeds are significantly more valuable than more hours at lower wind speeds.

A significant factor in assessing the viability of a power project is the proximity of the project to established electrical transmission lines. The project developer must pay to connect any wind turbines to this transmission line. These connection costs are typically justified if the property is within 15 miles of the transmission line.

Competitive Business Conditions
The alternative energy business is currently experiencing a strong growth phase in North America. Several developers with existing generating facilities and new developers with land holdings are engaged in the wind power business in the province of Saskatchewan. The Company will be competing with other independent power producers for transmission and supply contracts. In addition, traditional fossil fuel producers in the region may be able to generate and supply electricity to customers at prices below historical levels, depending on market conditions for oil, coal and natural gas.

In 2004, the Canadian government executed the Kyoto Accord, an international treaty whereby countries mutually agree to reduce the amount of greenhouse gases they emit. In order to meet their obligations under the Kyoto Accord, many Canadian utilities will be required to reduce the generation of electricity from fossil fuels and find environmentally sustainable alternatives such as solar and wind generated power. However, if fossil fuel prices remain low and, in the absence of public policy initiatives to mandate alternative energy sources, electricity consumers are not prepared to pay higher prices for wind generated power, the Company's ability to execute a profitable power purchase agreement will be in doubt.

The Company's competitive advantage is expected to be the capacity factors of its project sites and their convenient locations relative to the provincial distribution grid

Principal Suppliers
Wind, the “fuel” that drives a wind power generating plant is, by definition, free and inexhaustible. The major cost categories for a wind power project are the turbines, balance of station costs, which include all necessary infrastructure, and the cost of connection to the transmission grid. Once in operation, there are ongoing costs for monitoring, maintenance, repairs and replacement.

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

Distribution methods of the products or services
Any electricity produced by a project will be sold to a public utility located in the province of Saskatchewan, in the neighbouring Canadian provinces of Alberta or Manitoba, or in the state of North Dakota. If the power generated by a project is purchased by a public utility other than the Saskatchewan Power Corporation (SaskPower), the Company will be required to make application to SaskPower under the Open Access Transmission Tariff agreement (OATT) for permission to use its electricity distribution grid. The Company has not made application to SaskPower under the OATT. If the Company were to make such an application, there is no assurance that access to the distribution grid would be granted, or that such access would be granted on terms acceptable to the Company.

Power Purchase Agreement and Dependence on Major Customers
The Company intends to enter into an agreement, known as a Power Purchase Agreement (PPA), to sell the electricity that will be generated from its proposed wind power projects. PPA’s typically include clauses regarding the price to be paid for the electricity in cents per kilowatt-hour, the term of the agreement (usually 10 to 20 years), terms of interconnection costs and termination provisions. Due to its limited operations, it is unlikely that the Company will pursue a PPA independently. Instead, for each of its projects, the Company will seek one or more potential joint venture partners that have wind power development experience and significant financial resources. To date, we have not entered into any joint venture agreements with any third parties relating to our projects.

The Company intends to sell the electricity that is produced to a utility located in the province of Saskatchewan, or in the neighbouring provinces of Alberta or Manitoba, or in North Dakota. The Company has not entered into any discussions regarding a PPA with potential power purchasers and cannot be assured that an agreement will be reached on terms acceptable to the Company.

If the Company is to reach a PPA with a third party, it then intends to undertake the construction of a wind power project on the property. Banks and other lenders will typically finance up to 75% of wind power construction costs subject to review of the wind assessment data and the PPA. The lender will ensure the project has sound fiscal parameters necessary to be profitable, namely the price to be received per megawatt hour and the number of megawatts of rated capacity. The Company has not had any specific communications with any representative of a debt financing institution regarding the proposed wind power project.

Typical PPA’s entered into by power utilities in Canada provide for the supply of a specified number of megawatt-hours for a period of between ten and twenty years, at a pre-determined fixed price. It is expected that a future PPA will encompass all of the electricity generated by the Company’s projects. For this reason, once the Company has entered into a PPA, it expects to be dependent upon that customer to a significant extent.

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

Current Projects
The Company decided to focus on the acquisition and development of potential wind power projects in the Canadian province of Saskatchewan for several reasons, including the high quality wind resource, the paucity of existing wind power installations, aging fossil fuel generating infrastructure, growing public and political support for green energy in the province, and the participation of that province in the Open Access Transmission Tariff (OATT). The OATT is an agreement which allows Independent Power Producers (IPP’s) to transmit electricity via the province's electrical grid to public utilities in Saskatchewan and to neighbouring jurisdictions in Canada and the United States.

The Company has identified two wind power projects in the southwest region of the Saskatchewan that meet the Company’s criteria of a superior wind resource, access to existing transmission lines and broad community support.

Keewatin project
In June 2005, the Company identified a potential location, and in August 2005, the Company entered into an agreement with a land owner allowing the Company to erect a meteorological tower on land located in southwestern Saskatchewan. The Company erected a tower on the property in early October 2005 and commenced gathering wind data. Any and all data gathered are the property of the Company.

As of the date of this report, the Company has assessed wind speed data from the Keewatin site and has determined that the Keewatin property has a wind resource that warrants the further collection and evaluation of wind data, and the commencement of initial engineering studies, environmental screening and community relations activities.

Based on the wind data collected, the Company has identified the area in which it desires to acquire the rights to erect wind turbines. The Company believes that this area is ideally situated as it is removed from population centers, and less than five miles (eight kilometers) from the nearest provincial electricity transmission line.

As of the date of this report, the Company has commenced initial negotiations with additional land owners in the region to acquire the rights to erect wind turbines at identified locations. However, no land lease agreements have been concluded and there is no assurance that the Company will be able to acquire the necessary rights on terms acceptable to the Company. As of the date of this report, the Company has not applied for any government permits or approvals for this project.

Prior to generating any revenue from the Keewatin project the Company must accomplish the following business objectives:

  Identify the lands over which it wishes to acquire lease rights, and enter into lease agreements with the owners of those lands,
  Complete initial engineering and environmental screening studies on the leased lands
  Identify a joint venture partner with the financial and operational resources necessary to construct and operate the project, and conclude a joint venture and development agreement with the joint venture partner on terms acceptable to both parties
  In concert with the joint venture partner, complete the necessary engineering and environmental studies, and obtain all necessary permits
  In concert with the joint venture partner, negotiate a PPA with a public utility
  In concert with the joint venture partner, arrange the equity and debt financing to fund the construction of the project
  Complete the construction of the project
  Arrange for the connection of the project to the provincial electricity transmission grid, and
  Commence the generation of electricity.

Birsay project

In October 2005, Sky Harvest – Saskatchewan, which subsequently became our subsidiary, identified a potential wind power project site in southwestern Saskatchewan and commenced the collection of wind data. Analysis of the data collected indicates that the potential wind resource on the property exceeds the minimum capacity factor necessary to justify the planning and construction of a 150 megawatt wind power project on the site. The Company acquired Sky Harvest – Saskatchewan in July 2009 (see Recent Corporate Developments, below) as it believes that in addition to being located in an excellent wind resource area, the project is ideally situated as it is removed from population centers, and less than five miles (eight kilometers) from the nearest provincial electricity transmission line. At the time of our acquisition of Sky Harvest – Saskatchewan, its principal shareholders were our current director and two former directors of the Company.

As of the date of this report, Sky Harvest – Saskatchewan has concluded land lease agreements with landowners allowing the Company to erect wind turbines on approximately 15,500 acres. However, lease payments of approximately $45,000 relating to the land leases are currently overdue. The Company has also completed initial engineering and environment screening studies on the site. At the initiation of the project, Sky Harvest – Saskatchewan committed to involve the local community in the development process and has fully briefed local council members on the details of the proposed development. The local municipal authority responded positively to the proposed project and voted unanimously to amend a bylaw allowing wind power development in the rural municipality. As of the date of this report, the Company has not applied for any government permits or approvals for the project.

The Company has prepared initial estimates of the cost of building and operating a power generation facility on the Birsay project lands. As of the date of this report, project costs are expected to be in the range of $2.5 million to $2.8 million per MW, based on 2011 costs. Cost estimates are likely to increase again before project construction commences, owing to the world-wide high demand for wind turbines, and the equipment and skilled resources required to construct a wind power facility. Management expects that project cost increases will be considered in the final determination of supply prices in a future PPA to be negotiated.

Prior to generating any revenue from the Birsay project, the Company must accomplish the following business objectives:

  Identify a joint venture partner with the financial and operational resources necessary to construct and operate the project, and conclude a joint venture and development agreement with the joint venture partner on terms acceptable to both parties
  In concert with the joint venture partner, complete the necessary engineering and environmental studies, and obtain all necessary permits
  In concert with the joint venture partner, negotiate a PPA with a public utility
  In concert with the joint venture partner, arrange the equity and debt financing to fund the construction of the project
  Complete the construction of the project
  Arrange for the connection of the project to the provincial electricity transmission grid, and
  Commence the generation of electricity.

Recent Corporate Developments

Since the commencement of our fiscal year beginning June 1 2009, we have experienced the following significant corporate developments:

1.	Acquisition of Sky Harvest Windpower Corp.

The Company entered into a letter of agreement dated March 26, 2007 to acquire 100% of the issued and outstanding common shares of Sky Harvest Windpower Corp. (“Sky Harvest - Saskatchewan”), a private Canadian company incorporated under the federal laws of Canada, in consideration for 17,340,516 restricted shares of the Company’s common stock. The sole director of the Company is also the sole director, officer and a principal shareholder of Sky Harvest - Saskatchewan. At the time of the acquisition, our former president, Chris Craddock, was also a director and officer of Sky Harvest – Saskatchewan. As well, Chris Craddock and Greg Yanke, two former directors of the Company, were controlling shareholders of Sky Harvest – Saskatchewan. Sky Harvest - Saskatchewan holds the rights to construct a wind power facility on approximately 15,500 acres of land located near the town of Birsay in southwestern Saskatchewan.

On July 13, 2009, the Company completed the acquisition of all of the issued and outstanding shares of Sky Harvest - Saskatchewan. Closing of the acquisition (the “Transaction”) was completed in accordance with the terms and conditions of the Share Exchange Agreement between the Company, Keewatin Windpower Inc. (“ExchangeCo”), a wholly owned subsidiary of the Company, Sky Harvest - Saskatchewan and all of the shareholders of Sky Harvest - Saskatchewan dated for reference May 11, 2009.

Pursuant to the terms of the Share Exchange Agreement, each shareholder of Sky Harvest - Saskatchewan received 1.5 shares in the capital of the Company for each one common share of Sky Harvest - Saskatchewan he or she held prior to closing. In exchange for all of the issued and outstanding shares of Sky Harvest- Saskatchewan, on July 13, 2009, the Company issued a total of:

(i)

220,500 shares of its common stock to Sky Harvest - Saskatchewan shareholders resident in the U.S. pursuant to Rule 506 of Regulation D of the Securities Act of 1933 (the “1933 Act”), each of whom represented that they were an “accredited investor” as such term is defined in Regulation D;

(ii)

720,000 shares of its common stock to Sky Harvest- Saskatchewan shareholders pursuant to Regulation S of the 1933 Act, each of whom represented that they were not a “U.S. person” as such term is defined in Regulation S of the 1933 Act; and

(iii)

16,400,016 exchangeable shares of its subsidiary ExchangeCo, each of which is exchangeable into one share of the Company in accordance with the terms and conditions of the Share Exchange Agreement, the Voting and Exchange Trust Agreement and the Exchangeable Share Support Agreement entered into concurrently with the closing of the Transaction. The exchangeable shares were issued to Sky Harvest - Saskatchewan shareholders in order to minimize any adverse tax consequences for Canadian shareholders of Sky Harvest- Saskatchewan.

In connection with the Transaction, the Company received a fairness opinion prepared by an independent valuator. Following closing of the Transaction, the Company had 13,332,000 shares of common stock issued and outstanding and 16,400,016 shares of its common stock reserved for issuance upon conversion of the exchangeable shares. Our director and officer of the Company received an aggregate of 4,666,500 exchangeable shares in connection with the transaction. The current director of the Company is also a director and officer of Sky Harvest - Saskatchewan.

As of the date of this report, 885,000 shares in ExchangeCo have been exchanged for shares in the Company subsequent to the closing of the transaction.

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

4.	Saskatchewan Power Corporation Request for Qualifications

In October 2009 Saskatchewan Power Corporation (SaskPower), the Crown Corporation responsible for electricity supply in the Canadian province of Saskatchewan announced its “Green Options Plan”, stating its intention to procure up to 175MW of wind power from independent power producers. A formal Request for Qualifications (RFQ) was issued in December 2009. The RFQ sought to identify qualified bidders with the interest and capability to finance, build and operate a wind generation facility in the Province. The closing date for the RFQ was March 15, 2010. Respondents which qualified will be invited to respond to a formal Request for Proposals in the spring of 2010. SaskPower set certain criteria, for respondents to the RFQ relating to, inter alia, the size of the project, control of the proposed site, wind project expertise and financial strength of the proponent.

The Company was unable to meet the financial criteria for the RFQ. The Company therefore negotiated the support of an international wind power developer to act as Joint Venture Developer and Financial Guarantor to the project, and submitted a response to the RFQ.

On July 15, 2010, SaskPower informed the Company that it had not been qualified in the RFQ as the combined balance sheets of the Company and the Project Guarantor technically did not meet the financial requirements set out in the RFQ.

The Company is continuing discussions with the proposed joint venture developer and is examining other strategic options.

5.	Resignation of Director and Officer

On September 1, 2010, the Company appointed William Iny as its President, CEO, CFO, Secretary and Treasurer in place of Chris Craddock, who resigned from these positions on the same date. Mr. Craddock also resigned as a director on September 1, 2010. Mr. Iny also replaced Mr. Craddock as the sole director and officer of the Company’s subsidiaries on the same date.

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

Directors, officers and employees
The Company has one director, who also serves as Chief Executive Officer and Chief Financial Officer. As of the date of this report, the Company has no employees, as the Company has engaged consultants and professional service firms to perform all the work necessary to advance the Company’s projects. Employees will be engaged as and when the Company’s activities warrant this.

Plan of Operations – year ending May 31, 2011

During the fiscal year ending May 31, 2011, the Company intends to achieve the following business objectives:

Corporate activities

  Raise additional financing to fund the continued operations of the Company.

Keewatin project

  Commence a Wind Resource Report and Site Engineering Assessment,
  Commence assessment of potential environmental impacts of the proposed project,
  Commence a community relations programme,
  Commence negotiation of land lease agreements with landowners.

Birsay project

  Continue to monitor wind data and update the Wind Resource Report and Site engineering Assessment accordingly,
  Continue discussions with a potential joint venture and development partner and reach a joint venture agreement in a form acceptable to both parties,
  Continue the Community Development programme to provide residents in the area with information on the project, and to allow for comments and mitigation,
  Consult with First Nations groups that may be impacted by project development.

The Company will also consider the potential acquisition of additional alternative energy projects in North America.

As of the date of this report, there is no assurance that the Saskatchewan utility will issue another RFQ, an RFP or a power call. If a RFP or power call is issued, there is no assurance that the Company will be successful in negotiating a PPA for the full capacity of either of its potential projects. At present, only the Sky Harvest project is at a stage of development that would justify participation in an RFQ, RFP or a power call.

The Company will require additional funding in order to complete the plan of operations as set out above. While the Company does not have any commitments for future funding, it anticipates that additional cash requirements will be met by debt or equity financings. There is no assurance, however, that additional funding can be obtained, or if obtained, on terms that are acceptable to the Company.

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
Over the next 12 months, we expect to spend approximately $250,000 on administrative costs, including management fees payable to our President, professional fees and general business expenses, including costs related to complying with our filing obligations as a reporting company. As our operations become more complex, it is anticipated that these costs will increase. We also expect incur a further $100,000 in pre-development costs related to our wind power projects.

As of the date of this report, we do not have sufficient cash on hand to fund these expenditures. We will need to raise additional debt or equity financing in order to cover remaining business costs. We do not currently have any arrangements for financing and may not be able to find such financing if required.

Because we have not commenced business operations, we face a high risk of business failure.
We have not yet commenced business operations as an independent power producer; accordingly, we have no way to evaluate the likelihood that our business will be successful. We were incorporated on February 25, 2005 and to date have been involved in conducting land assessments, acquiring leasehold interests in properties having the potential for wind power development, raising financing and completing wind, environmental and community assessments.

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
We have incurred losses since our inception. Further losses are anticipated in the development of our business. As a result, there is substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent in the short to medium term on our ability to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due, and in the longer term, on upon our ability to generate profitable operations in the future. If we cannot raise financing to meet our obligations, we will be insolvent and will cease business operations.

If we are not able to obtain an interest in a suitable property with a potential wind resource, our business will fail.
The lands on which we will seek to construct wind projects are owned by other parties. We will need to enter into land leases or other appropriate agreements in order to erect wind turbines and install ancilliary equipment on the Keewatin Project site. We have entered into an agreement to operate a meteorological tower on a property comprising the Keewatin Project in southwestern Saskatchewan. However, we do not yet have an arrangement whereby we may erect turbines on the property.

We have entered into land lease agreements covering approximately 15,500 hectares in another area of southwestern Saskatchewan, that we refer to as the Birsay Project, allowing us to erect wind turbines and install ancilliary equipment, subject, in certain circumstances, to the payment of lease payments prior to construction of the project. Even though we own leasehold interests in these properties, we may not be able to obtain the financing necessary to complete lease obligations. If we are unable to maintain our property interests, our business will fail.

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

Any wind farm that we develop, no matter where it is located, would be subject to variations in wind and changes in worldwide climatic conditions. Sudden or unexpected changes in environmental and meteorological conditions could reduce the productivity of any wind farm we construct. Climatic weather patterns, whether seasonal or for an extended period of time, resulting in lower, inadequate and/or inconsistent wind speed to propel the wind turbines may render our wind parks incapable of generating adequate, or any, electrical energy.

Our ability to erect turbines on a property in Saskatchewan will be contingent upon it obtaining environmental and municipal permits. If it cannot acquire these permits, our business will fail.
In order to erect turbines on the Saskatchewan property, we must excavate portions of the land and install concrete platforms below surface. Before we commence this, we will need to obtain environmental and municipal permits from the Saskatchewan provincial government and the town responsible for the property interest it acquires. Depending on environmental impact, our proposed land disturbance may be unacceptable to these government bodies. In addition, the turbines themselves may be seen to have a negative impact on the aesthetics of the region. These factors may prevent us from obtaining necessary permits. In such circumstances, we would be forced to abandon our business plan.

If we cannot reach an agreement with a joint venture developer and operator our business will fail.
As presently constituted, we do not have the skills and expertise necessary to build and operate a wind farm. Our management has never been involved in the contruction or operation of a wind power project and does not have any technical background in the sector.

If we cannot find a joint venture partner for our projects or a party which will purchase our electricity on acceptable terms, we will not be able to establish a wind power project and our business will fail.
Even if we demonstrate a significant wind resource on a property that we acquire, we may not be able to secure a joint venture partner to further develop a project or a purchaser for any electricity that we produce on acceptable terms. Without a purchaser for electricity from a property, we will not be able to proceed with our business plan.

Because all of our assets, and our directors and officers are located in Canada, U.S. residents' enforcement of legal process may be difficult.
All of our assets are located in Canada. In addition, our director and officer resides in Canada. Accordingly, service of process upon our company, or upon individuals related to Sky Harvest, may be difficult or impossible to obtain within the United States. As well, any judgment obtained in the United States against us may not be collectible within the United States.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable

ITEM 2. PROPERTIES

Our executive and head office is located at 890 West Pender Street, Suite 710, Vancouver, BC, Canada V6C 1J9. The property we rent is 300 square feet in total. Due to an arrangement with our president, we do not incur any expenses for using this property. We believe our current head office space is sufficient for our current operations.

Other than land lease agreements covering approximately 15,500 acres in southwestern Saskatchewan and an agreement with a land owner which provides the right to erect a meteorological tower on certain additional land located in southwestern Saskatchewan, we do not have an interest in any other property.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market information
Our common stock is quoted on the OTC Bulletin Board under the symbol “SKYHE”. The following table shows the quarterly range of high and low bid information for our common stock over the fiscal quarters for the last two fiscal years as quoted on the OTC Bulletin Board. The bid prices represent quotations by dealers without adjustments for retail mark-ups, mark-downs or commissions and may not represent actual transactions. Investors should not rely on historical prices of our common stock as an indication of its future price performance. The last sale price of our common stock on October 11, 2010, was $0.097 per share.

Quarter Ended	Bid High	Bid Low
August 31, 2008	$ 1.58	$ 0.55
November 30, 2008	$ 1.20	$ 0.65
February 29, 2009	$ 0.95	$ 0.48
May 31, 2009	$ 1.01	$ 0.51
August 31, 2009	$ 0.75	$ 0.30
November 30, 2009	$ 0.74	$ 0.22
February 29, 2010	$ 0.70	$ 0.45
May 31, 2010	$ 0.69	$ 0.28

Transfer Agent
The transfer agent and registrar for our common stock is

Empire Stock Transfer Inc.
1859 Whitney Mesa Drive
Henderson, NV 89014
Phone: 702.818.5898
Fax: 702.974.1444
Website: www.empirestock.com.

Holders of Common Stock
As of August 27, 2010, we have 31 registered shareholders holding 29,732,016 shares of our common stock.

Dividends
We have never declared or paid any cash dividends or distributions on our capital stock. We currently intend to retain our future earnings, if any, to support operations and to finance expansion and therefore we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities
Other than as previously disclosed in our periodic filings pursuant to the Exchange Act during the fiscal year ended May 31, 2010, we did not sell any equity securities that were not registered under the Securities Act of 1933.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.

ITEM 6    SELECTED FINANCIAL DATA

Not applicable

ITEM 7    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis should be read together with our Consolidated Financial Statements and the Notes to those statements included elsewhere in this Annual Report on Form 10-K and the Consolidated Financial Statements and the Notes to those statements included in our Form 10-K for the year ended May 31, 2010. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include those discussed below and elsewhere in this prospectus and registration statement.

Our audited consolidated annual financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Results of Operations
The following summary of our results of operations should be read in conjunction with our audited consolidated annual financial statements for the year ended May 31, 2010 which are included herein.

	Year Ended May 31,		Increase/(Decrease)
	2010	2009	$	%
Revenue	$-	-	-	N/A
Expenses	1,586,238	356,933	1,229,305	344%
Foreign exchange (gain) loss	(34,816)	-	(34,816)	N/A
Interest and Dividend Income	(2,013)	(15,200)	(13,187)	(87%	)
Net Loss	$1,549,409	341,733	1,207,676	353%

Revenues
We recorded a net operating loss of $1,554,409 for the twelve months ended May 31, 2010 and have an accumulated deficit of $2,653,263 since inception. We have had no operating revenues since our inception on February 25, 2005 through to the period ended May 31, 2010. We do not anticipate that we will generate any revenues during the period during which we are a development stage company.

Expenses
Our expenses for the years ended May 31, 2010 and 2009 are outlined below:

	Year Ended May 31,		Increase/Decrease
	2010	2009	$	%
Consulting fees	$128,348	155,664	(27,316)	(18%	)
Engineering and development	200,692	11,497	189,195	1646%
Management fees	169,243	91,500	77,743	85%
Professional fees	133,480	87,319	46,161	53%
General and administrative	711,974	10,953	701,021	6400%
Acquired development costs	242,501	-	242,501	N/A
Total Operating Expenses	$1,586,238	356,933	1,229,305	344%

Consulting fees decreased by $27,316 from $155,664 in the year ended May 31, 2009 to $128,348 in the year ended May 31, 2010. Consulting fees decreased by $103,178 as a result of decreased expenditure on Investor relations activities. This amount was offset by and additional $75,862 incurred by Sky Harvest –Saskatchewan, chiefly resulting from the engagement of a financial consultant.

Engineering and development expenses increased by $189,195 from $11,497 in the year ended May 31, 2009 to $200,692 in the year ended May 31, 2010. Engineering and development expenses incurred by the parent company in connection with the Keewatin project increased by $5,971 from $11,497 in the year ended May 31, 2009 to $17, 468 for the year ended May 31, 2010. The Company incurred a further $183,224 in connection with engineering and development costs related to the Birsay project following the acquisition of Sky Harvest – Saskatchewan.

Management fees for the year ended May 31, 2010 increased by $77,743 from $91,500 for the year ended May 31, 2009 to $169,243 for the year ended May 31, 2010. Of the amount of the increase, $15,250 relates to additional compensation to directors and $62,493 in management fees to directors in connection with the activities of Sky Harvest - Saskatchewan.

Professional fees increased by $46,161 from $87,319 in the year ended May 31, 2009 to $133,480 in the year ended May 31, 2010 due to additional legal costs incurred in connection with the acquisition of Sky Harvest. Of the increase, $40,009 is related to professional fees incurred during the acquisition of Sky Harvest – Saskatchewan, and $ 3,152 to professional services expenses incurred by Sky Harvest –Saskatchewan after acquisition by the Company.

General and administrative expenses increased by $701,021 from $10,953 in the year ended May 31, 209 to $711,974 in the year ended May 31, 2010.of the amount of the increase, $589,514 is attributed to stock-based compensation paid to directors and consultants during the year ended May 31, 2010. General and administrative expenses incurred in the parent company increased by $31,503, chiefly due to additional insurance purchased and increased regulatory and filing fees associated with the activities of the public company. The Company incurred an additional $80,004 in General and administrative expenses as a consequence of expenses incurred by Sky Harvest – Saskatchewan after acquisition by the Company. This amount is comprised of rent, travel and entertainment, benefits and general office expenses.

The Company expensed Acquired development costs in the amount of $242,501 as a result of the acquisition of its subsidiary, Sky Harvest – Saskatchewan.

During the year ended May 31, 2010 the Company incurred a foreign exchange gain in the amount of $34,816 as a result of the translation on consolidation of the assets and liabilities of the Company’s subsidiary, Sky Harvest – Saskatchewan from Canadian Dollars to United States Dollars (year ended May 31, 2009 – Nil).

Liquidity and Capital Resources

Our financial condition for the year ended May 31, 2010 and 2009 and the changes between those periods for the respective items are summarized as follows:

Working Capital

	Year Ended May 31,			Increase/Decrease
	2010	2009	$		%
Current Assets	$75,343	984,877		(909,534)	(92%	)
Current Liabilities	98,166	7,075		91,091	1288%
Working Capital	$(22,823)	977,802		(1,000,625)	N/A

The decrease of $1,000,625 in our working capital from $977,802 as of May 31, 2009, to a working capital deficit of $22,823, as of May 31, 2009 was primarily due to the use of cash to fund our project development and corporate activities.

Cash Flows

	Year Ended May 31,			Increase/Decrease
	2010	2009	$		%
Cash Flows (used in) Operating Activities	$(669,315)	(663,418)		5,897	1%
Cash Flows provided by (used in) Investing Activities	667,433	698,696		31,263	(4%	)
Cash Flows provided by Financing Activities	-	-		-	N/A
Effect of exchange rate changes on cash	(34,473)	-		34,473	N/A
Net increase (decrease) in cash during year	$(36,355)	35,278		(71,633)	N/A

Cash Used In Operating Activities

During the year ended May 31, 2010 we used net cash in operating activities in the amount of $669,315 (year ended May 31, 2009 - $663,418). The cash was used to fund our corporate activities and operations on our wind power project.

Cash provided by (used in) investing activities

During the year ended May 31, 2010 we redeemed $647,805 of our short term investments, and acquired wind tower equipment at a cost of $1.338 and cash in the amount of $21,016 as a result of our acquisition of Sky Harvest - Saskatchewan (year ended May 31, 2008: redeemed $700,000 in short-term investments and acquired wind tower equipment at a cost of $1,304).

Cash from Financing Activities
We did not undertake any financing activities during the years ended May 31, 2010 and 2009.

Future Financings
We recorded a net operating loss of $1,591,697 for the twelve months ended May 31, 2010 and have an accumulated deficit of $2,658,722 since inception. As of October 12, 2010 we had cash and short term investments totaling $6,518 (May 31, 2010 – bank overdraft and short term investments totaling $25,918; May 31, 2009 – cash and short term investments totaling $689,962).

As of the date of this report, management anticipates that we will require approximately $350,000 to fund our corporate operations and pre-development expenses for the next 12 months. We do not currently have sufficient funds to meet our planned expenditures over the next 12 months. In addition we will require further financing in order to fund our anticipated expenses for the construction of the proposed wind turbine project.

We have begun sourcing equity financing to cover the anticipated costs for the next 12 months. As of the date of this report, we do not have any arrangements in place for debt financing nor for the sale of our securities, and there is no assurance that we will be able to raise the required funds through equity and debt financing.

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

Subsequent events
The Company has evaluated subsequent events through the date of issuance of the audited consolidated financial statements

1.	On July 15, 2010, Saskatchewan Power Corporation (Saskpower) advised the Company that it had failed to qualify in the Request for Qualifications issued on December 12, 2009.

2.	On June 18, 2010, the Company received a $27,000 loan from an individual which is unsecured, due on demand, and bears interest at 1.25% per month

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

ITEM 7A  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not applicable

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Sky Harvest Windpower Corp.
(Formerly Keewatin Windpower Corp.)
(A Development Stage Company)

May 31, 2010

Report of Independent Registered Public Accounting Firm

Chang G. Park, CPA, Ph. D.
 • 2667 CAMINO DEL RIO S. PLAZA B • SAN DIEGO • CALIFORNIA 92108 •
• TELEPHONE (858)722-5953 • FAX (858) 761-0341 • FAX (858) 764-5480
 • E-MAIL changgpark@gmail.com •

To the Board of Directors and Stockholders
Sky Harvest Windpower Cor.
(formerly Keewatin Windpower Corp.)
A Development Stage Company

We have audited the accompanying consolidated balance sheets of Sky Harvest Windpower Corp. (formerly Keewatin Windpower Corp.) (A Development Stage “Company”) as of May 31, 2010 and 2009 and the related consolidated statements of operation, changes in shareholders’ equity and cash flows for the years then ended and for the period August 26, 1998 (inception) to May 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial positions of Sky Harvest Windpower corp. as of May 31, 20010and 2009, and the consolidated results of its operation and its cash flows for the years then ended and for the period August 26, 1998 (inception) to May 31, 2010 in conformity with U.S. generally accepted accounting principles.

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company’s losses from operations raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Chang G. Park

____________________
CHANG G. PARK, CPA

October 13, 2010
San Diego, CA 92108

Sky Harvest Windpower Corp.
(Formerly Keewatin Windpower Corp.)
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in US Dollars)

	May 31,	May 31,
	2010	2009
	$	$
ASSETS
Current Assets
Cash and cash equivalents	234	36,589
Short term investment (Note 8)	22,871	658,373
Receivable	20,112	–
Prepaid expenses	21,585	9,915
Due from related party	10,541	–
Note receivable (Note 7)	–	280,000
Total Current Assets	75,343	984,877
Property and equipment, net (Note 5)	70,961	8,851
Intangible asset (Note 6)	2,551,440	–
Total Assets	2,697,744	993,728
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accounts payable	97,612	1,045
Accrued liabilities	554	6,030
Total Liabilities	98,166	7,075
Contingencies (Notes 1 and 12)
Subsequent Event (Note 14)
Stockholders’ Equity
Preferred Stock: Authorized: 10,000,000 shares, $0.001 par value Issued and outstanding: 1 share (2009 – No shares)	–	–
Common Stock: Authorized: 100,000,000 shares, $0.001 par value Issued and outstanding: 29,732,016 shares (2009 – 12,391,500 shares)	29,732	12,391
Additional paid-in capital	5,244,616	2,071,366
Common stock subscribed (Note 12)	6,750	6,750
Accumulated other comprehensive loss	(28,257)	–
Deficit accumulated during the development stage	(2,653,263)	(1,103,854)
Total Stockholders’ Equity	2,599,578	986,653
Total Liabilities and Stockholders’ Equity	2,697,744	993,728

Continuing operations (Note 1)
Commitments and contingencies (Note 12)

(The accompanying notes are an integral part of these consolidated financial statements)

Sky Harvest Windpower Corp.
(Formerly Keewatin Windpower Corp.)
(A Development Stage Company)
Consolidated Statements of Operations
(Expressed in US Dollars, except number of shares)

	Accumulated from
	February 25, 2005	For the Year	For the Year
	(Date of Inception) to	Ended	Ended
	May 31,	May 31,	May 31,
	2010	2010	2009
	$	$	$

Expenses
Consulting fees	311,971	128,348	155,664
Engineering and development	319,414	200,692	11,497
Management fees (Note 9)	506,436	169,243	91,500
Professional fees	299,008	133,480	87,319
General and administrative	1,098,107	711,974	10,953
Acquired development costs	242,501	242,501	–
Operating loss	2,777,437	1,586,238	356,933
Other Income
Interest income	(89,358)	(2,013)	(15,200)
Foreign exchange gain	(34,816)	(34,816)	–
Net loss	(2,653,263)	(1,549,409)	(341,733)
Other Comprehensive Loss
Foreign currency translation adjustments	(28,257)	(28,257)	–
Comprehensive loss	(2,681,520)	(1,577,666)	(341,733)
Net loss per common share – basic and diluted		(0.06)	(0.03)
Weighted average number of common stock outstanding		27,689,000	12,392,000

(The accompanying notes are an integral part of these consolidated financial statements)

Sky Harvest Windpower Corp.
(Formerly Keewatin Windpower Corp.)
(A Development Stage Company)
Consolidated Statement of Stockholders’ Equity
(Expressed in US Dollars, except number of shares)

							Deficit
							Accumulated
					Additional Common		During the
	Preferred		Common		Paid–in	Stock	Development
	Stock	Amount	Shares	Amount	Capital	Subscribed	Stage	Total
	#	$	#	$	$	$	$	$
Balance – February 25, 2005 (Date of Inception)	–	–	–	–	–	–	–	–
Common stock issued on March 2, 2005 to founders for cash at $0.00167 per share	–	–	6,000,000	6,000	4,000	–	–	10,000
Common stock issued from March 4, 2005 to March 20, 2005 for cash at $0.0033 per share	–	–	3,000,000	3,000	7,000	–	–	10,000
Common stock issued on March 31, 2005 for cash at $0.0167 per share	–	–	300,000	300	4,700	–	–	5,000
Common stock issued from April 7, 2005 to April 28, 2005 for cash at $0.0167 per share	–	–	480,000	480	7,520	–	–	8,000
Common stock issued from May 1, 2005 to May 25, 2005 for cash at $0.0167 per share	–	–	690,000	690	10,810	–	–	11,500
Common stock issued on May 29, 2005 for cash at $0.0167 per share	–	–	60,000	60	9,940	–	–	10,000
Net loss for the period	–	–	–	–	–	–	(12,321)	(12,321)
Balance – May, 31 2005 carried forward	–	–	10,530,000	10,530	43,970	–	(12,321)	42,179

(The accompanying notes are an integral part of these consolidated financial statements)

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

(The accompanying notes are an integral part of these consolidated financial statements)

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

(The accompanying notes are an integral part of these consolidated financial statements)

Sky Harvest Windpower Corp.
(Formerly Keewatin Windpower Corp.)
(A Development Stage Company)
Consolidated Statement of Stockholders’ Equity
(Expressed in US Dollars, except number of shares)

								Deficit
							Accumulated	Accumulated
					Additional	Common	Other	During the
	Preferred		Common		Paid–in	Stock	Comprehensive	Development
	Stock	Amount	Shares	Amount	Capital	Subscribed	Loss	Stage	Total
	#	$	#	$	$	$		$	$
Balance – May 31, 2009 carried forward	–	–	12,391,500	12,391	2,071,366	6,750	–	(1,103,854)	986,653
Common stock issued pursuant to business acquisition	–	–	17,340,516	17,341	2,583,736	–	–	–	2,601,077
Preferred stock issued pursuant to business acquisition	1	–	–	–	–	–	–	–	–
Stock-based compensation	–	–	–	–	589,514	–	–	–	589,514
Accumulated other comprehensive loss	–	–	–	–	–	–	(28,257)	–	(28,257)
Net loss for year	–	–	–	–	–	–	–	(1,549,409)	(1,549,409)
Balance – May 31, 2010	1	–	29,732,016	29,732	5,244,616	6,750	(28,257)	(2,653,263)	2,599,578

(The accompanying notes are an integral part of these consolidated financial statements)

Sky Harvest Windpower Corp.
(Formerly Keewatin Windpower Corp.)
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US Dollars)

	Accumulated from
	February 25, 2005	For the Year	For the Year
	(Date of Inception)	Ended	Ended
	to May 31,	May 31,	May 31,
	2010	2010	2009
	$	$	$
Operating activities
Net loss for the period	(2,653,263)	(1,549,409)	(341,733)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	18,867	5,602	2,876
Stock-based compensation	959,982	589,514	4,960
Acquired development costs	242,501	242,501	–
Changes in operating assets and liabilities:
Prepaid expenses	(7,081)	1,044	(3,125)
Accrued interest	213	8,586	7,683
Accounts payable and accrued liabilities	61,219	54,144	(8,979)
Account Receivable	(20,112)	(20,112)	–
Note receivable	(280,000)	–	(280,000)
Due to related parties	(1,185)	(1,185)	(45,100)
Net cash flows used in operating activities	(1,678,859)	(669,315)	(663,418)
Investing activities
Purchase of equipment	(23,504)	(1,388)	(1,304)
Purchase of short–term investments	(2,472,839)	(322,839)	(800,000)
Redemption of short–term investments	2,470,644	970,644	1,500,000
Cash acquired from acquisition	21,016	21,016	–
Net cash flows (used in) provided by investing activities	(4,683)	667,433	698,696
Financing activities
Proceeds from common stock issuances	1,718,249	–	–
Net cash flows provided by financing activities	1,718,249	–	–
Effect of exchange rate changes on cash	(34,473)	(34, 473)	–
Increase (decrease) in cash and cash equivalents	234	(36,355)	35,278
Cash and cash equivalents – beginning of period	–	36,589	1,311
Cash and cash equivalents – end of period	234	234	36,589
Supplementary disclosures
Interest paid	–	–	–
Income taxes paid	–	–	–
Significant non-cash investing and financing activities:
Stock issuance for acquisition	2,601,077	2,601,077	–
Increase intangible asset due to acquisition	2,551,400	2,551,400	–
Accounts payable increased due to acquisition	30,986	30,986	–

(The accompanying notes are an integral part of these consolidated financial statements)

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

Effective July 13, 2009, the Company acquired all the outstanding common stock of Sky Harvest Windpower (Saskatchewan) Corp. (“Sky Harvest - Saskatchewan”), a private company incorporated under the laws of Canada. Refer to Note 4.

On September 1, 2009, the Company completed a merger with its wholly-owned inactive subsidiary, Sky Harvest Windpower Corp., a Nevada corporation, which was incorporated solely to effect a change in the Company’s name. As a result, the Company changed its name from Keewatin Windpower Corp. to Sky Harvest Windpower Corp.

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, the successful exploitation of economically recoverable electricity in its wind power projects, and the attainment of profitable operations. As at May 31, 2010, the Company has accumulated losses of $2,653,263 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The Company defines marketable securities as income yielding securities that can be readily converted into cash. Examples of marketable securities include Treasury and agency obligations, commercial paper, corporate notes and bonds, time deposits with an original maturity greater than 3 months, foreign notes and certificates of deposit. The Company accounts for investments in debt and equity instruments under ASC 320, Investments – Debt and Equity. The Company follows the guidance provided by ASC 320 to assess whether our investments with unrealized loss positions are other than temporarily impaired. Realized gains and losses and declines in value judged to be other than temporary are determined based on the specific identification method and are reported in other income (expense). Management determines the appropriate classification of such securities at the time of purchase and re-evaluates such classification as of each balance sheet date.

	d.	Fair Value Measurements

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

e.	Equipment

	(i)	Amortization Methods and Rates

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

Keewatin Windpower Corp.
(A Development Stage Company)
Notes to the Consolidated Annual Financial Statements
May 31, 2009

2.	Significant Accounting Polices (continued)

	e.	Equipment (continued)

		(ii)	Asset Impairment

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

f.	Long Lived Assets

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

Keewatin Windpower Corp.
(A Development Stage Company)
Notes to the Consolidated Annual Financial Statements
May 31, 2009

2.	Significant Accounting Polices (continued)

	g.	Income Taxes

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

	h.	Foreign Currency Translation

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

	i.	Basic Earnings (Loss) per Share

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

Keewatin Windpower Corp.
(A Development Stage Company)
Notes to the Consolidated Annual Financial Statements
May 31, 2009

2.	Significant Accounting Polices (continued)

	j.	Use of Estimates

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

	k.	Stock-Based Compensation

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

	l.	Website Development Costs

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

	m.	Comprehensive Income

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive income and its components in the consolidated financial statements. As at May 31, 2010, the Company‘s only component of comprehensive income (loss) was foreign currency translation adjustments. As at May 31, 2009, the Company has no items that represent a comprehensive income (loss).

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

4.	Acquisition of Sky Harvest - Saskatchewan

The Company entered into a letter of agreement dated March 26, 2007 to acquire 100% of the issued and outstanding common shares of Sky Harvest – Saskatchewan, a private Canadian company incorporated under the laws of Canada. Sky Harvest - Saskatchewan holds the rights to construct a wind power facility on approximately 8,500 acres of land located in Southwestern Saskatchewan.

On July 13, 2009, the Company acquired 100% of the issued and outstanding common shares of Sky Harvest – Saskatchewan in consideration for the issue of 17,340,516 restricted shares of common stock to the shareholders of Sky Harvest- Saskatchewan, equating to 1.5 shares of common stock in the capital of the Company for every issued common share of Sky Harvest - Saskatchewan. The determination of the purchase price was supported by a fairness opinion issued by an independent valuator. The acquisition was subject to Sky Harvest - Saskatchewan completing an audit of its financial statements, and shareholders of both companies approving the acquisition agreement. As the directors of the Company are also directors and principal shareholders of Sky Harvest - Saskatchewan, they abstained from voting their shares in respect of the transaction.

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
		2,793,941

Pro forma Information (Unaudited)

The following financial summary represents the amount of expenses and losses of Sky Harvest –Saskatchewan since the acquisition date (July 13, 2009) included in the consolidated income statement for the year ended May 31, 2010.

From the
Date of Acquisition
(July 13, 2009)
To May 31,
2010
$

Expenses
Consulting fees	75,862
Engineering and development	183,224
Management fees	62,493
Professional fees	3,152
General and administrative	80,004
Operating loss	404,735
Other Income
Interest income	(51)
Foreign exchange gain	(34,715)
Net loss	(369,696)

Keewatin Windpower Corp.
(A Development Stage Company)
Notes to the Consolidated Annual Financial Statements
May 31, 2009

4.	Acquisition of Sky Harvest Windpower Corp. (continued)

The following pro forma consolidated financial summary is presented as if the acquisition of Sky Harvest - Saskatchewan was completed on June 1, 2009 and June 1, 2008, respectively. The pro forma combined results have been prepared for informational purpose only and do not purport to be indicative of the results which would have actually been attained had the business combination been consummated on the dates indicated or of the results which may be expected to occur in the future.

	For the Year	For the Year
	Ended	Ended
	May 31,	May 31,
	2010	2009
	$	$

Expenses
Consulting fees	129,362	171,951
Engineering and development	211,546	87,187
Management fees	191,903	168,561
Professional fees	135,599	128,445
General and administrative	731,224	112,571
Acquired development costs	242,501	–
Operating loss	1,642,135	668,715
Other Income
Interest income	(2,041)	(15,482)
Foreign exchange gain	(20,008)	(8,703)
Net loss	(1,620,086)	(644,530)

Net loss per common share – basic and diluted	(0.06)	(0.02)
Weighted average number of common stock outstanding	27,689,000	27,689,000

5.	Property and equipment

			May 31, 2010	May 31, 2009
		Accumulated	Net Carrying	Net Carrying
	Cost	Depreciation	Value	Value
	$	$	$	$

Computer equipment	5,784	(4,643)	1,141	–
Asset under construction	65,391	–	65,391	–
Wind tower equipment	22,116	(17,687)	4,429	8,851
	93,291	(22,330)	70,961	8,851

Keewatin Windpower Corp.
(A Development Stage Company)
Notes to the Consolidated Annual Financial Statements
May 31, 2009

6.	Intangible Assets

			May 31, 2010	May 31, 2009
		Accumulated	Net Carrying	Net Carrying
	Cost	Amortization	Value	Value
	$	$	$	$
Website development	2,273	(2,273)	–	–
Wind farm assets	2,551,440	–	2,551,440	–
	2,553,713	(2,273)	2,551,440	–

7.	Note Receivable

On September 23, 2008, the Company entered into a loan agreement with Sky Harvest - Saskatchewan to lend Sky Harvest - Saskatchewan $100,000. This loan is non-interest bearing, unsecured and due on September 22, 2009. On January 28, 2009, the Company entered into the second loan agreement with Sky Harvest - Saskatchewan to lend Sky Harvest - Saskatchewan an additional $100,000. This loan is non-interest bearing, unsecured and due on January 28, 2010. On April 23, 2009, the Company entered into the third loan agreement with Sky Harvest - Saskatchewan to lend Sky Harvest - Saskatchewan an additional $80,000. This loan is non-interest bearing, unsecured and due on April 23, 2010. As of May 31, 2010, Sky Harvest - Saskatchewan has not repaid the $100,000 loan that was due on September 22, 2009, the $100,000 loan that was due on January 28, 2010 and the $80,000 loan that was due on April 23, 2010. As of May 31, 2010, these intercompany transactions and balances have been eliminated upon consolidation.

8.	Short-term Investments

a)

On July 30, 2008, the Company purchased a term deposit in the amount of $150,000, bearing interest rate of 2%, maturing on July 29, 2009. During the year ended May 31, 2010, the Company redeemed the short term deposit.

b)

On July 30, 2008, the Company purchased a term deposit in the amount of $300,000, bearing interest rate of 2%, maturing on July 29, 2009. During the year ended May 31, 2010, the Company redeemed the short term deposit.

c)

On February 5, 2009, the Company purchased a term deposit in the amount of $200,000, bearing interest rate of 0.75%, maturing on February 10, 2010. During the year ended May 31, 2010, the Company redeemed the short term deposit.

d)

On August 6, 2009, the Company purchased a term deposit in the amount of $300,000, bearing interest rate of 0.2%, maturing on August 5, 2010. During the year ended May 31, 2010, the Company redeemed the short term deposit.

e)

On July 23, 2008, the Company purchased a term deposit in the amount of CDN $11,500, bearing interest of 2.10% per annum, maturing on July 23, 2009. The term deposit was renewed on July 28, 2009 for the amount of $11,020 (CDN $11,500), bearing interest of 0.20% per annum, maturing on July 23, 2010. As at May 31, 2010, the Company accrued $2 (2009 – $190) of interest income.

Keewatin Windpower Corp.
(A Development Stage Company)
Notes to the Consolidated Annual Financial Statements
May 31, 2009

8.	Short-term Investments (continued)

f)

On October 31, 2008, the Company purchased a term deposit in the amount of CDN $12,278, bearing floating interest rate of prime rate less 2.65%, maturing on October 31, 2009. The term deposit was renewed on October 30, 2009 for the amount of $11,819 (CDN $12,334), bearing floating interest rate of prime rate less 1.85%, maturing on October 29, 2010. As at May 31, 2010, the Company accrued $30 (2009 - $39) of interest income.

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

As of May 31, 2010, the Company had issued 885,000 shares of common stock to holders of 885,000 shares of exchangeable preferred shares of its subsidiary Keewatin Wind Power Corp., pursuant to them exercising their exchange rights. As of May 31, 2010, there were 15,515,016 outstanding exchangeable shares (2009 - Nil).

As the exchangeable shares have already been recognized in connection with the acquisition of Sky Harvest - Saskatchewan, the value ascribed to these shares on exchange is $Nil.

10.	Related Party Transactions

a)

During the year ended May 31, 2010, the Company incurred $113,855 (2009 - $60,000) for management services provided by a director and a principal shareholder of the Company. As at May 31, 2010, the Company has recognized prepaid management fees of $4,791 (2009 - $Nil) and is owed $10,650 (2009 - $Nil) from the director, which is non-interest bearing, unsecured and payable on demand.

b)

During the year ended May 31, 2010, the Company paid $55,388 (2009 - $31,500) to a company controlled by a director and principal shareholder of the Company for management services. As at May 31, 2010, the Company is indebted to that company for $109 (2009 - $Nil), which is non- interest bearing, unsecured and due on demand.

These related party transactions are recorded at the exchange amount, being the amount established and agreed to by the related parties.

11.	Stock Based Compensation

On September 11, 2009, the Company’s board of directors adopted the 2009 Stock Option Plan (the “Plan”) which provides for the granting of stock options to acquire up to 2,900,000 common shares of the Company to eligible employees, officers, directors and consultants of the Company. At May 31, 2010, the Company had 1,650,000 shares of common stock available to be issued under the Plan.

Keewatin Windpower Corp.
(A Development Stage Company)
Notes to the Consolidated Annual Financial Statements
May 31, 2009

11.	Stock Based Compensation (continued)

On September 11, 2009, pursuant to the Plan, the Company granted 1,000,000 options with immediate vesting to directors, officers, and employees to acquire 1,000,000 common shares at an exercise price of $0.51 per share exercisable for 5 years and recorded stock-based compensation for the vested options of $493,939, as general and administrative expense.

On September 11, 2009, pursuant to the Plan, the Company granted 250,000 options to consultants to acquire 250,000 common shares at an exercise price of $0.51 per share exercisable for 5 years. The options granted vest at the rate of 12.5% every 90 days from the date of grant. The Company recorded stock based compensation of $95,575, as general and administrative expense.

The fair value for stock options granted was estimated at the date of grant using the Black-Scholes option-pricing model and the weighted average fair value of stock options granted year ended May 31, 2010 was $0.49 per share.

The weighted average assumptions used are as follows:

Year Ended
May 31,
2010

Expected dividend yield	0%
Risk-free interest rate	2.29%
Expected volatility	190%
Expected option life (in years)	5.00

The following table summarizes the continuity of the Company’s stock options:

			Weighted-
			Average
		Weighted	Remaining		Aggregate
	Number of	Average	Contractual		Intrinsic
	Options	Exercise Price	Term (years)		Value
		$		$
Outstanding: May 31, 2009	–	–
Granted	1,250,000	0.51
Outstanding: May 31, 2010	1,250,000	0.51	4.28		50,000
Exercisable: May 31, 2010	1,062,250	0.51	4.28		42,500

Keewatin Windpower Corp.
(A Development Stage Company)
Notes to the Consolidated Annual Financial Statements
May 31, 2009

11.	Stock Based Compensation (continued)

A summary of the status of the Company’s non-vested stock options as of May 31, 2010, and changes during the year ended May 31, 2010, is presented below:

		Weighted Average
	Number of	Grant Date
Non-vested options	options	Fair Value
		$
Non-vested at May 31, 2009	–	–
Granted	1,250,000	0.49
Forfeited/Cancelled	–	–
Vested	(1,062,500)	0.50
Non-vested at May 31, 2010	187,500	0.55

At May 31, 2010, there was $43,444 of unrecognized compensation costs related to non-vested share- based compensation arrangements granted under the Plan, which is expected to be recognized over a weighted average period of 1.28 years.

12.	Commitments and contingencies

On February 23, 2009, the Company entered into a consulting agreement with a consultant (the “Consultant”). Pursuant to the agreement, the Consultant provided investor relations services for the Company from February 24, 2009 to July 5, 2009. In consideration for the investor relations services, the Company agreed to pay the Consultant $5,000 per month and to issue 15,000 shares of the Company’s common stock. At May 31, 2010 and 2009, the fair value of the 15,000 shares issuable was $6,750 and is included in common stock subscribed. In addition, if the Company receives equity or debt funding of at least $3,000,000 from a source introduced to the Company by the Consultant then the parties agree to extend the agreement by an additional year. In consideration for the additional year of investor relations services, the Company must pay $8,500 per month and issue 50,000 shares of the Company’s common stock or pay $7,500 per month and issue 80,000 shares of the Company’s common stock.

Keewatin Windpower Corp.
(A Development Stage Company)
Notes to the Consolidated Annual Financial Statements
May 31, 2009

13.	Income Taxes

The Company has net operating losses carried forward of $1,698,200 available to offset taxable income in future years which expire beginning in fiscal 2020.

The Company is subject to United States federal and state income taxes at an approximate rate of 35%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	May 31,	May 31,
	2010	2009
	$	$
Net loss before income taxes per financial statements	(1,549,409)	(341,733)
Income tax rate	35%	35%
Income tax recovery	(542,293)	(119,607)
Permanent differences	206,330	–
Change in valuation allowance	335,963	119,607
Provision for income taxes	–	–

The significant components of deferred income tax assets and liabilities at May 31, 2010 and 2009 are as follows:

	May 31,	May 31,
	2010	2009
	$	$
Net operating loss carry-forward	594,384	258,422
Valuation allowance	(594,384)	(258,422)
Net deferred income tax asset	–	–

14.	Subsequent Event

The Company has evaluated subsequent events through the date of issuance of the audited consolidated financial statements.

On June 18, 2010, the Company received a loan from a shareholder in the amount of $27,000. This loan is unsecured, due on demand, and bears interest at 1.25% per month

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL MATTERS

None

ITEM 9A.   CONTROLS AND PROCEDURES

A. Disclosure Controls and Procedures
As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Securities Exchange Act of 1934, the Company’s principal executive officer and principal financial officer evaluated the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) for the period covered by this Annual Report on Form 10-K upon assuming these executive positions on September 1, 2010. Based on this evaluation, this officer concluded that as of the end of the period covered by this Annual Report on Form 10-K, these disclosure controls and procedures were inadequate to ensure that the information required to be disclosed by the Company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and include controls and procedures designed to ensure that such information is accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Our former executive officer, who was responsible for the recording, processing and reporting of information to be included in our financial statement filings, failed to conduct these duties in a timely manner. As a result, the compilation of accounting documents necessary for the preparation of our financial statements was not commenced until two months after our fiscal year end. As well, our former executive officer failed to respond to queries from our accountants within a reasonable period of time given the nature of the comments.

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

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal controls over financial reporting were not effective as of May 31, 2010 and were subject to material weaknesses.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses in our internal control over financial reporting using the criteria established in the COSO:

1.

Failure of former management to implement and comply with codes of conduct and other policies regarding acceptable business practice, conflicts of interest and expected standards of ethical and moral behavior;

2.	Lack of timeliness with which former management provided information to board members to allow monitoring of management;

3.	Failing to implement sufficient monitoring and controls to prevent unauthorized financial transactions by former management; and

4.	Failing to have a director that qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K.

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

C. Changes in Internal Control over Financial Reporting.
There were no changes in the Company’s internal control over financial reporting during the year ended May 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers, Promoters and Control Persons

As of the date of this report, our directors and executive officers, their ages, positions held, and date of election or appointment, are as follows:

			Date First Elected
Name	Position Held with our Company	Age	or Appointed
William Iny	President, CEO, CFO, Secretary and Treasurer	61	September 1, 2010

Family relationships
There are no family relationships with any of our other directors and officers.

Business Experience
The following is a brief account of the education and business experience of our sole director and executive officer during at least the past five years, indicating their business experience, principal occupations during the period, and the names and principal businesses of the organizations by which they were employed.

William Iny has acted as a director since May 23, 2006 and as our president, CEO, CFO, secretary and treasurer since September 1, 2010. Since 1981, Mr. Iny has acted as the Principal of Abra Management Corporation, a private company involved in real estate development, franchising and in providing consulting and financing services to private and public companies. He was also a co-founder and director of Empire Stock Transfer Inc., a Las Vegas, Nevada based registrar and transfer agent registered with the United States Securities & Exchange Commission.

Involvement in Certain Legal Proceedings
Our director, executive officer and control persons have not been involved in any of the following events during the past five years:

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

Audit Committee
We do not have a standing audit committee at the present time. Our board of directors has determined that we do not have a board member that qualifies as an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K, nor do we have a board member that qualifies as “independent” as the term is used in Item 407(a)(1) of Regulation S-K.

Other Committees
All proceedings of our board of directors for the year ended May 31, 2010 were conducted by resolutions consented to in writing by our directors and filed with the minutes of the proceedings of the board of directors. Our company currently does not have nominating, compensation or audit committees or committees performing similar functions nor does our company have a written nominating, compensation or audit committee charter. Our board of directors believes that it is not necessary to have such committees, at this time, because they can adequately perform the functions of such committees.

Our company does not have any defined policy or procedural requirements for shareholders to submit recommendations or nominations for directors. Our director believes that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our company does not currently have any specific or minimum criteria for the election of nominees to the Board of Directors and we do not have any specific process or procedure for evaluating such nominees. Our board of directors will assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.

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
  our three most highly compensated executive officers who were serving as executive officers at the end of the year ended May 31, 2010 whose total annual compensation exceeded $100,000; and
  up to two additional individuals for whom disclosure would have been provided above but for the fact that the individual was not serving as our executive officer at the end of the most recently completed financial year, whom we refer to collectively as the “named executive officers”, for the year ended May 31, 2009, are set out in the following summary compensation table:

Name	Year	Salary	Bonus	Stock	Option	Non-Equity	Nonqualified	All Other	Total
and				Awards	Awards	Incentive Plan	Deferred	Compensation
Principal						Compensation	Compensation
Position							Earnings
		($)	($)	($)	($)	($)	($)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Chris Craddock	2010	113,854(1)	14,792	Nil	163,333	Nil	Nil	Nil	277,187
Former President, CEO, CFO, Secretary & Treasurer	2009	60,000 (1)	Nil	Nil	Nil	Nil	Nil	Nil	60,000
William Iny	2010	Nil	Nil	Nil	163,333	Nil	Nil	55,388(2)	218,721
President, CEO, CFO, Secretary & Treasurer	2009	Nil	Nil	Nil	Nil	Nil	Nil	31,500 (2)	31,500

1 Mr. Craddock was paid $5,000 per month for management services pursuant to a management agreement with the Company dated March 1, 2005.
2 Management fees paid to a company controlled by Mr. Iny.

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

OPTIONS AWARDS						STOCK AWARDS
Equity
								Equity	Incentive
								Incentive	Plan
							Market	Plan	Awards:
							Value	Awards:	Market
			Equity				of	Number	or Payout
			Incentive			Number	Shares	of	Value of
			Plan			of	or	Unearned	Unearned
			Awards:			Shares	Units	Shares,	Shares,
	Number of	Number of	Number of			or Units	of	Units or	Units or
	Securities	Securities	Securities			of Stock	Stock	Other	Other
	Underlying	Underlying	Underlying			That	That	Rights	Rights
	Unexercised	Unexercised	Unexercised	Option	Option	Have	Have	That	That
	Options	Options	Unearned	Exercise	Expiration	Not	Not	Have Not	Have Not
Name	Exercisable	Unexercisable	Options	Price	Date	Vested	Vested	Vested	Vested
			(#)	($)		(#)	($)	(#)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Chris Craddock	333,333	Nil	Nil	$0.51	September 11, 2014	Nil	Nil	Nil	Nil
William Iny	333,334	Nil	Nil	$0.51	September 11, 2014	Nil	Nil	Nil	Nil

Option exercises and stock vested table.

	OPTION AWARDS		STOCK AWARDS
	Number of Shares		Number of Shares
	Acquired on	Value Realized on	Acquired on	Realized on
Name	Exercise	Exercise	Vesting	Vesting
	(#)	($)	(#)	($)
(a)	(b)	(c)	(d)	(e)
Chris Craddock	Nil	Nil	Nil	Nil
William Iny	Nil	Nil	Nil	Nil

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Securities authorized for issuance under equity compensation plans
Not applicable

Security ownership of certain beneficial owners.
The following table reflects, as of October 12 2010, the beneficial common stock ownership of: (a) each of our directors, (b) each executive officer, (c) each person known by us to be a beneficial holder of five percent (5%) or more of our common stock, and (d) all of our executive officers and directors as a group:

Beneficial ownership is determined in accordance with the rules of the SEC. Shares of common stock subject to options currently exercisable or exercisable within 60 days of September •, 2010, are deemed outstanding for computing the percentage ownership of the stockholder holding the options or warrants, but are not deemed outstanding for computing the percentage ownership of any other stockholder. Unless otherwise indicated in the footnotes to this table, we believe stockholders named in the table have sole voting and sole investment power with respect to the shares set forth opposite such stockholder's name. Percentage of ownership is based on 29,732,016 shares of common stock outstanding as of September •, 2010.

	Amount and
	Nature of
	Beneficial
Name and Address of Beneficial Shareholder	Ownership(1)		Percent of Class(2)
Common stock
Chris Craddock 617-666 Burrard Street Vancouver, BC V6C 3P6	6,345,225	(3)	21.3%
William Iny (*) 617-666 Burrard Street Vancouver, BC V6C 3P6	6,542,585	(4)	22.0%
Greg Yanke 603-675 Granville Street Vancouver, BC V6B 1N2	6,908,516	(5)	23.2%
Directors and officers as a group (1 person)	6,542,585		22.0%

(*) director and executive officer

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

2.

The percentage of class is based on 29,732,016 shares of common stock issued and outstanding as of September •, 2010. This total includes 16,400,016 shares of common stock that are reserved for issuance in exchange for certain exchangeable securities of the Company’s subsidiary Keewatin Windpower Inc.

3.

Total consists of: 1,845,225 shares of the Company’s common stock beneficially owned by Mr. Craddock and 4,500,000 exchangeable shares of the Company’s subsidiary issued to Mr. Craddock pursuant to the share exchange agreement between the Company and Sky Harvest – Saskatchewan dated for reference May 11, 2009, with each exchangeable share being exchangeable for one share of the Company’s common stock.

4.

Total consists of: 2,000,000 shares of the Company’s common stock beneficially owned by Mr. Iny and 4,666,500 exchangeable shares of the Company’s subsidiary issued to Mr. Iny pursuant to the share exchange agreement between the Company and Sky Harvest – Saskatchewan dated for reference May 11, 2009, with each exchangeable share being exchangeable for one share of the Company’s common stock.

5.

Total consists of: 2,001,000 shares of the Company’s common stock beneficially owned by Mr. Yanke and 4,908,516 exchangeable shares of the Company’s subsidiary issued to Mr. Yanke pursuant to the share exchange agreement between the Company and Sky Harvest – Saskatchewan dated for reference May 11, 2009, with each exchangeable share being exchangeable for one share of the Company’s common stock.

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

1.

The Company entered into a letter of agreement dated March 26, 2007 to acquire 100% of the issued and outstanding common shares of Sky Harvest Windpower Corp. (“Sky Harvest - Saskatchewan”), a private Canadian company incorporated under the federal laws of Canada, in consideration for 17,340,516 restricted shares of the Company’s common stock. The sole director of the Company is also the sole director and a principal shareholder of Sky Harvest - Saskatchewan. At the time of the acquisition, our former president, Chris Craddock, was also a director and officer of Sky Harvest – Saskatchewan. As well, Chris Craddock and Greg Yanke, two former directors of the Company, were controlling shareholders of Sky Harvest – Saskatchewan. Sky Harvest - Saskatchewan holds the rights to construct a wind power facility on approximately 15,500 acres of land located near the town of Birsay in Southwestern Saskatchewan.

On July 13, 2009, the Company completed the acquisition of all of the issued and outstanding shares of Sky Harvest - Saskatchewan. Closing of the acquisition (the “Transaction”) was completed in accordance with the terms and conditions of the Share Exchange Agreement between the Company, Keewatin Windpower Inc., (“ExchangeCo”) a wholly owned subsidiary of the Company, Sky Harvest- Saskatchewan and all of the shareholders of Sky Harvest - Saskatchewan dated for reference May 11, 2009.

Pursuant to the terms of the Share Exchange Agreement, each shareholder of Sky Harvest - Saskatchewan received 1.5 shares in the capital of the Company for each one common share of Sky Harvest - Saskatchewan he or she held prior to closing. In exchange for all of the issued and outstanding shares of Sky Harvest- Saskatchewan, on July 13, 2009 the Company issued a total of:

(iv)

220,500 shares of its common stock to Sky Harvest - Saskatchewan shareholders resident in the U.S. pursuant to Rule 506 of Regulation D of the Securities Act of 1933 (the “1933 Act”), each of whom represented that they were an “accredited investor” as such term is defined in Regulation D;

(v)

720,000 shares of its common stock to Sky Harvest- Saskatchewan shareholders pursuant to Regulation S of the 1933 Act, each of whom represented that they were not a “U.S. person” as such term is defined in Regulation S of the 1933 Act; and

(vi)

16,400,016 exchangeable shares of its subsidiary ExchangeCo, each of which is exchangeable into one share of the Company in accordance with the terms and conditions of the Share Exchange Agreement, the Voting and Exchange Trust Agreement and the Exchangeable Share Support Agreement entered into concurrently with the closing of the Transaction. The exchangeable shares were issued to Sky Harvest - Saskatchewan shareholders in order to minimize any adverse tax consequences for Canadian shareholders of Sky Harvest- Saskatchewan.

In connection with the Transaction, the Company received a fairness opinion prepared by an independent valuator. Following closing of the Transaction, the Company had 13,332,000 shares of common stock issued and outstanding and 16,400,016 shares of its common stock reserved for issuance upon conversion of the exchangeable shares. Our director and officer of the Company received an aggregate of 4,666,500 exchangeable shares in connection with the transaction. The current director of the Company is also a director and officer of Sky Harvest - Saskatchewan.

2.	The Company neither owns nor leases any real or personal property from a related person.

3.	During the year ended May 31, 2010, the Company paid $125,923 (year ended May 31, 2009 - $60,000) in management fees provided by a director and principal shareholder of the Company.

4.

During the year ended May 31, 2010, the Company paid $63,669 (year ended May 31, 2009 - $31,500) to a company controlled by a director and principal shareholder of the Company for management services. As at May 31, 2010, the Company has recognized prepaid management fees of $Nil paid to that company (May 31, 2009 – $2,625).

Director independence
Our common stock is quoted on the FINRA bulletin board interdealer quotation system, which does not have director independence requirements. Under NASDAQ rule 4200(a)(15), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation. We do not have any independent directors.

As a result of our limited operating history and limited resources, our management believes that we may have difficulty in attracting independent directors. In addition, we would be likely be required to obtain directors and officers insurance coverage in order to attract and retain independent directors. As of the date of this report, our management does not have such insurance.

Employment Contracts and Termination of Employment and Change in Control Arrangements
We have not entered into an employment agreement or consulting agreement with our board of directors and executive officers.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

For the years ended May 31, 2010 and 2009, the aggregate fees billed by Chang G. Park, CPA, PhD., for professional services rendered for the audit of our annual consolidated financial statements included in our annual report on Form 10-K were:

2010 $20,000
2009 $11,500

Audit Related Fees

For the years ended May 31, 2010 and 2009, the aggregate fees billed for assurance and related services by Chang G. Park, CPA, Ph. D. relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above, was:

2010 Nil
2009 Nil

Tax Fees

For the years ended May 31, 2010 and 2009, the aggregate fees billed by Chang G. Park, CPA, PhD. for other non-audit professional services, other than those services listed above, totalled:

2010 Nil
2009 Nil

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

The board of directors has considered the nature of the services provided by Lancaster & David and amount of fees billed by that firm, and believes that the provision of these services for activities unrelated to the audit is compatible with maintaining Chang G. Park’s independence.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following consolidated financial statements of Sky Harvest Windpower Corp. and its subsidiary are filed as part of this Form 10-K:

Statements

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of May 31, 2010 and 2009
Consolidated Statements of Operations for the years ended May 31, 2010 and 2009 and for the period since inception
Consolidated Statements of Cash Flows for the years ended May 31, 2010 and 2009 and for the period since inception
Consolidated Statement of Stockholders’ Equity for the years ended May 31, 2010 and 2009 and for the period since inception
Notes to the Consolidated Annual Financial Statements

All schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or notes thereto.

EXHIBITS

				Filed
				with
				this
	Exhibit			Form
Description	No.	Form	Filing date	10-K
Articles of Incorporation and Bylaws
Articles of Incorporation	3.1	SB-2	July 14, 2005
Bylaws	3.2	SB-2	July 14, 2005
Certificate of designation	3.3	8-K	July 13, 2009
Instruments defining the rights of security holders
Form of Warrant Certificate for July 13, 2007 Private Placement	4.1	10-QSB	January 14, 2008
Material Contracts—management contracts and compensatory plans
Management Agreement between Keewatin Windpower Corp. and Christopher Craddock, dated March 1, 2005	10.1	SB-2	July 14, 2005
Material Contracts—financing agreements
Form of Subscription Agreement for July 13, 2007 Private Placement for US Subscribers	10.2	10-QSB	January 14, 2008
Form of Subscription Agreement for July 13, 2007 Private Placement for Non-US Subscribers	10.3	10-QSB	January 14, 2008
Material Contracts—other
Consent to Entry/Right of Access Agreement between Keewatin Windpower Corp. and Edward and Charlotte Bothner, dated August 23, 2005	10.4	SB-2	September 29, 2005
Letter of Intent between Keewatin Windpower Corp. and Sky Harvest Windpower Corp. dated March 27, 2007	10.5	10-QSB	January 14, 2008
Loan Agreement between Sky Harvest Windpower Corp. and Keewatin Windpower Corp. dated September 23, 2008	10.6	10-QSB	January 14, 2009
Promissory Note of Sky Harvest Windpower Corp. dated September 23, 2008	10.7	10-QSB	January 14, 2009
Financial Communications and Strategic Consulting Agreement with Aspire Clean Tech Communications, Inc. dated February 23, 2009	10.8	8-K	March 3, 2009
Promissory Note of Sky Harvest Windpower Corp. dated September 23, 2008	10.9	10-Q	February 28, 2009
Loan Agreement between Sky Harvest Windpower Corp. and Keewatin Windpower Corp. dated January 28, 2009	10.10	10-Q	February 28, 2009
Share exchange agreement between Keewatin Windpower Corp. and Sky Harvest Windpower Corp. dated May 11, 2009	10.11	8-K	July 10, 2009

Exchangeable share support agreement between Keewatin Windpower Corp. and Keewatin Windpower Inc. dated May 11, 2009	10.12	8-K	July 10, 2009
Voting and exchange trust agreement between Keewatin Windpower Corp., Keewatin Windpower Inc. and Valiant Trust Company dated May 11, 2009	10.13	8-K	July 10, 2009
2010 Share Option plan	10.14	8-K	September 23, 2009

Code of Ethics
Code of Ethics	14.1	10-K	August 31, 2009

List of subsidiaries of the Company	21.1			*

Consent of Certified Public Accountant	23.1			*

Certificates
Certification Statement of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002	31.1			*

Certification Statement of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002	32.1			*

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SKY HARVEST WINDPOWER CORP.

/s/ William Iny
William Iny
Chief Executive Officer and Chief Financial Officer
Principal Executive Officer, Principal Accounting Officer and Principal Financial Officer
Date: October 13, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ William Iny
William Iny
President, Chief Executive Officer, Chief Financial Officer , President, Treasurer, Secretary, and Director,
Principal Executive Officer, Principal Accounting Officer and Principal Financial Officer
Date: October 13, 2010