Form 10-Q
period 2010-08-31
Sky Harvest Windpower Corp.
filed 2010-10-19
CIK 1332445

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2010

 or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_________ to__________

Commission file number: 000-52410

SKY HARVEST WINDPOWER CORP.
(Exact name of registrant as specified in its charter)

Nevada	N/A
State or other jurisdiction of	(I.R.S. Employer Identification
incorporation or organization	No.)

890 West Pender Street, Suite 710, Vancouver, BC, Canada V6C 1J9
(Address of principal executive offices) (Zip Code)

(604) 267-3045
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

29,732,016 shares of common stock are issued and outstanding as of October 13, 2010 (including 15,515,016 shares of common stock reserved for issuance in exchange for certain outstanding exchangeable securities of the registrant).

PART I—FINANCIAL INFORMATION

Sky Harvest Windpower Corp.
(Formerly Keewatin Windpower Corp.)
(A Development Stage Company)

August 31, 2010

Sky Harvest Windpower Corp.
(Formerly Keewatin Windpower Corp.)
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in US Dollars)
(unaudited)

	August 31,	May 31,
	2010	2010
	$	$
ASSETS
Current Assets
Cash and cash equivalents	25	234
Short term investment (Note 6)	22,400	22,871
Receivable	23,982	20,112
Prepaid expenses	8,274	21,585
Due from related party	–	10,541
Total Current Assets	54,681	75,343
Property and equipment, net (Note 4)	68,314	70,961
Intangible asset (Note 5)	2,551,440	2,551,440
Total Assets	2,674,435	2,697,744

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accounts payable	129,090	97,612
Accrued liabilities	2,711	554
Due to related party	23,694	–
Notes payable	27,713	–
Total Liabilities	183,208	98,166
Stockholders’ Equity
Preferred Stock: Authorized: 10,000,000 shares, $0.001 par value Issued and outstanding: 1 share (May 31, 2010 – 1 share)	–	–
Common Stock: Authorized: 100,000,000 shares, $0.001 par value Issued and outstanding: 29,732,016 shares (May 31, 2010 – 29,732,016 shares)	29,732	29,732
Additional paid-in capital	5,202,625	5,244,616
Common stock subscribed (Note 10)	6,750	6,750
Accumulated other comprehensive loss	(13,586)	(28,257)
Deficit accumulated during the development stage	(2,734,294)	(2,653,263)
Total Stockholders’ Equity	2,491,227	2,599,578
Total Liabilities and Stockholders’ Equity	2,674,435	2,697,744
Continuing operations (Note 1)
Commitments and contingencies (Note 10)

(The accompanying notes are an integral part of these consolidated financial statements)

Sky Harvest Windpower Corp.
(Formerly Keewatin Windpower Corp.)
(A Development Stage Company)
Consolidated Statements of Operations
(Expressed in US Dollars, except number of shares)
(unaudited)

	Accumulated from	For the Three	For the Three
	February 25, 2005	Months	Months
	(Date of Inception) to	Ended	Ended
	August 31,	August 31,	August 31,
	2010	2010	2009
	$	$	$

Expenses
Consulting fees	332,158	20,187	29,555
Engineering and development	335,472	16,058	98,978
Management fees (Note 8)	552,766	46,330	34,439
Professional fees	301,364	2,356	67,247
General and administrative	1,078,552	(19,555)	21,899
Acquired development costs	242,501	–	242,501
Operating loss	2,842,813	65,376	494,619
Other Income
Interest income	(89,387)	(29)	(1,665)
Foreign exchange (gain) loss	(19,132)	15,684	(14,059)
Net loss	2,734,294	81,031	478,895
Other Comprehensive Loss
Foreign currency translation adjustments	13,586	(14,671)	12,268
Comprehensive loss	2,747,880	66,360	491,163
Net loss per common share – basic and diluted		(0.00)	(0.03)
Weighted average number of common stock outstanding		29,732,000	17,086,000

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

(The accompanying notes are an integral part of these consolidated financial statements)

Sky Harvest Windpower Corp.
(Formerly Keewatin Windpower Corp.)
(A Development Stage Company)
Consolidated Statement of Stockholders’ Equity
(Expressed in US Dollars, except number of shares)

								Deficit
							Accumulated	Accumulated
					Additional	Common	Other	During the
	Preferred		Common		Paid–in	Stock	Comprehensive	Development
	Stock	Amount	Shares	Amount	Capital	Subscribed	Loss	Stage	Total
	#	$	#	$	$	$		$	$
Balance – May 31, 2009 carried forward	–	–	12,391,500	12,391	2,071,366	6,750	–	(1,103,854)	986,653
Common stock issued pursuant to business acquisition	–	–	17,340,516	17,341	2,583,736	–	–	–	2,601,077
Preferred stock issued pursuant to business acquisition	1	–	–	–	–	–	–	–	–
Stock-based compensation	–	–	–	–	589,514	–	–	–	589,514
Accumulated other comprehensive loss	–	–	–	–	–	–	(28,257)	–	(28,257)
Net loss for year	–	–	–	–	–	–	–	(1,549,409)	(1,549,409)
Balance – May 31, 2010	1	–	29,732,016	29,732	5,244,616	6,750	(28,257)	(2,653,263)	2,599,578
Stock-based compensation	–	–	–	–	(41,991)	–	–	–	(41,991)
Accumulated other comprehensive loss	–	–	–	–	–	–	14,671	–	14,671
Net loss for the period	–	–	–	–	–	–	–	(81,031)	(81,031)
Balance – August 31, 2010 (unaudited)	1	–	29,732,016	29,732	5,202,625	6,750	(13,586)	(2,734,294)	2,491,227

(The accompanying notes are an integral part of these consolidated financial statements)

Sky Harvest Windpower Corp.
(Formerly Keewatin Windpower Corp.)
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US Dollars)
(unaudited)

	Accumulated from	For the Three	For the Three
	February 25, 2005	Months	Months
	(Date of Inception)	Ended	Ended
	to August 31,	August 31,	August 31,
	2010	2010	2009
	$	$	$
Operating activities
Net loss for the period	(2,734,294)	(81,031)	(478,895)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation	20,079	1,212	1,299
Stock-based compensation	917,991	(41,991)	–
Acquired development costs	242,501	–	242,501
Changes in operating assets and liabilities:
Prepaid expenses	6,230	13,311	4,365
Accrued interest	684	471	931
Accounts payable and accrued liabilities	95,692	34,473	(14,187)
Account receivable	(23,982)	(3,870)	–
Note receivable	(280,000)	–	–
Due to related parties	33,050	34,235	8,633
Net cash flows used in operating activities	(1,722,049)	(43,190)	(235,353)
Investing activities
Purchase of equipment	(23,504)	–	–
Purchase of short–term investments	(2,472,839)	–	–
Redemption of short–term investments	2,470,644	–	175,400
Cash acquired from acquisition	21,016	–	21,016
Net cash flows (used in) provided by investing activities	(4,683)	–	196,416
Financing activities
Proceeds from common stock issuances	1,718,249	–	–
Proceeds from notes payable	27,000	27,000	–
Net cash flows provided by financing activities	1,745,249	27,000	–
Effect of exchange rate changes on cash	(18,493)	15,980	(8,868)
Increase (decrease) in cash and cash equivalents	24	(210)	(47,805)
Cash and cash equivalents – beginning of period	–	234	36,589
Cash and cash equivalents – end of period	24	24	(11,216)
Supplementary disclosures:
Interest paid	–	–	–
Income taxes paid	–	–	–
Significant non-cash investing and financing activities:
Stock issuance for acquisition	2,601,077	–	2,601,077
Increase intangible asset due to acquisition	2,551,400	–	2,551,400
Accounts payable increased due to acquisition	30,986	–	30,986

(The accompanying notes are an integral part of these consolidated financial statements)

Sky Harvest Windpower Corp.
(Formerly Keewatin Windpower Corp.)
(A Development Stage Company)
Notes to the Unaudited Interim Consolidated Financial Statements
August 31, 2010
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

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, the successful exploitation of economically recoverable electricity in its wind power projects, and the attainment of profitable operations. As at August 31, 2010, the Company has accumulated losses of $2,734,294 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The Company’s consolidated financial statements are prepared using the accrual method of accounting. These consolidated statements include the accounts of the Company and its wholly-owned subsidiaries Keewatin Windpower Inc. and Sky Harvest - Saskatchewan. All significant intercompany transactions and balances have been eliminated. The Company has elected a May 31 year-end.

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

Sky Harvest Windpower Corp.
(Formerly Keewatin Windpower Corp.)
(A Development Stage Company)
Notes to the Unaudited Interim Consolidated Financial Statements
August 31, 2010
(Expressed in US Dollars)

2.	Significant Accounting Polices (continued)

	d.	Marketable Securities

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

The Company believes the fair value of its financial instruments consisting of cash, short term investment, accounts payable, and notes payable approximate their carrying values due to the relatively short maturity of these instruments.

Sky Harvest Windpower Corp.
(Formerly Keewatin Windpower Corp.)
(A Development Stage Company)
Notes to the Unaudited Interim Consolidated Financial Statements
August 31, 2010
(Expressed in US Dollars)

2.	Significant Accounting Polices (continued)

	f.	Equipment

		(i)	Amortization Methods and Rates

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
August 31, 2010
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

The Company records stock-based compensation in accordance with ASC 718, Compensation – Stock Based Compensation, and ASC 505-50, Equity Based Payments to Non-Employees, using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued.

Sky Harvest Windpower Corp.
(Formerly Keewatin Windpower Corp.)
(A Development Stage Company)
Notes to the Unaudited Interim Consolidated Financial Statements
August 31, 2010
(Expressed in US Dollars)

2.	Significant Accounting Polices (continued)

	m.	Website Development Costs

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

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive income and its components in the consolidated financial statements. As at August 31, 2010 and May 31, 2010, the Company‘s only component of comprehensive income (loss) was foreign currency translation adjustments.

3.	Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

4.	Property and equipment

			August 31, 2010	May 31, 2010
		Accumulated	Net Carrying	Net Carrying
	Cost	Depreciation	Value	Value
	$	$	$	$

Computer equipment	5,659	(4,645)	1,014	1,141
Asset under construction	63,978	–	63,978	65,391
Wind tower equipment	22,116	(18,794)	3,322	4,429
	91,753	(23,439)	68,314	70,961

5.	Intangible Assets

			August 31, 2010	May 31, 2010
		Accumulated	Net Carrying	Net Carrying
	Cost	Amortization	Value	Value
	$	$	$	$
Website development	2,224	(2,224)	–	–
Wind farm assets	2,551,440	–	2,551,440	2,551,440
	2,553,664	(2,224)	2,551,440	2,551,440

Sky Harvest Windpower Corp.
(Formerly Keewatin Windpower Corp.)
(A Development Stage Company)
Notes to the Unaudited Interim Consolidated Financial Statements
August 31, 2010
(Expressed in US Dollars)

6.	Short-term Investments

a)

On July 28, 2010, the Company purchased a term deposit in the amount of $11,020 (CDN $11,500), bearing floating interest rate of 0.50%, maturing on September 1, 2010. As at August 31, 2010, the Company accrued $3 (May 31, 2010 - $2) of interest income.

b)

On October 30, 2009, the Company purchased a term deposit in the amount of $11,819 (CDN $12,334), bearing floating interest rate of prime rate less 1.85%, maturing on October 29, 2010. As at August 31, 2010, the Company accrued $22 (May 31, 2010 - $30) of interest income.

7.	Preferred stock

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

As of August 31, 2010, the Company had issued 885,000 shares of common stock to holders of 885,000 shares of exchangeable preferred shares of its subsidiary Keewatin Wind Power Corp., pursuant to them exercising their exchange rights. As of August 31, 2010, there were 15,515,016 outstanding exchangeable shares (May 31, 2009 – 15,515,016 shares).

As the exchangeable shares have already been recognized in connection with the acquisition of Sky Harvest - Saskatchewan, the value ascribed to these shares on exchange is $Nil.

8.	Related Party Transactions

a)

During the three months ended August 31, 2010, the Company incurred $30,903 (2009 - $19,491) for management services provided by a director and a principal shareholder of the Company. As at August 31, 2010, the Company has recognized prepaid management fees of $nil (May 31, 2010 - $4,791) and is indebted to the director for $5,132 (May 31, 2010 - $10,650), which is non-interest bearing, unsecured and payable on demand.

b)

During the three months ended August 31, 2010, the Company incurred $15,427 (2009 - $10,233) to a company controlled by a director and principal shareholder of the Company for management services. As at August 31, 2010, the Company is indebted to that company for $18,561 (May 31, 2010 - $109), which is non-interest bearing, unsecured and due on demand.

These related party transactions are recorded at the exchange amount, being the amount established and agreed to by the related parties.

9.	Stock Based Compensation

On September 11, 2009, the Company’s board of directors adopted the 2009 Stock Option Plan (the “Plan”) which provides for the granting of stock options to acquire up to 2,900,000 common shares of the Company to eligible employees, officers, directors and consultants of the Company. At August 31, 2010, the Company had 1,650,000 shares of common stock available to be issued under the Plan.

Sky Harvest Windpower Corp.
(Formerly Keewatin Windpower Corp.)
(A Development Stage Company)
Notes to the Unaudited Interim Consolidated Financial Statements
August 31, 2010
(Expressed in US Dollars)

9.	Stock Based Compensation (continued)

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

The fair value for stock options granted was estimated at the date of grant using the Black-Scholes option- pricing model and the weighted average fair value of stock options granted for the three month period ended August 31, 2010 was $0.40 per share.

The weighted average assumptions used are as follows:

Three Months
Ended
August 31,
2010

Expected dividend yield	0%
Risk-free interest rate	2.10%
Expected volatility	222%
Expected option life (in years)	4.03

The following table summarizes the continuity of the Company’s stock options:

			Weighted-
			Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Options	Exercise Price	Term (years)	Value
		$		$
Outstanding: May 31, 2010	1,250,000	0.51
Granted	–	–
Outstanding: August 31, 2010	1,250,000	0.51	4.03	–
Exercisable: August 31, 2010	1,093,750	0.51	4.03	–

Sky Harvest Windpower Corp.
(Formerly Keewatin Windpower Corp.)
(A Development Stage Company)
Notes to the Unaudited Interim Consolidated Financial Statements
August 31, 2010
(Expressed in US Dollars)

9.	Stock Based Compensation (continued)

A summary of the status of the Company’s non-vested stock options as of August 31, 2010, and changes during the year ended August 31, 2010, is presented below:

		Weighted Average
	Number of	Grant Date
Non-vested options	options	Fair Value
		$
Non-vested at May 31, 2010	187,500	0.55
Granted	–	–
Forfeited/Cancelled	–	–
Vested	(31,250)	0.50
Non-vested at August 31, 2010	156,250	0.01

At August 31, 2010, there was $552 of unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Plan, which is expected to be recognized over a weighted average period of 1.03 years.

10. Commitments and contingencies

On February 23, 2009, the Company entered into a consulting agreement with a consultant (the “Consultant”). Pursuant to the agreement, the Consultant provided investor relations services for the Company from February 24, 2009 to July 5, 2009. In consideration for the investor relations services, the Company agreed to pay the Consultant $5,000 per month and to issue 15,000 shares of the Company’s common stock. At August 31, 2010, the fair value of the 15,000 shares issuable was $6,750 and is included in common stock subscribed. In addition, if the Company receives equity or debt funding of at least $3,000,000 from a source introduced to the Company by the Consultant then the parties agree to extend the agreement by an additional year. In consideration for the additional year of investor relations services, the Company must pay $8,500 per month and issue 50,000 shares of the Company’s common stock or pay $7,500 per month and issue 80,000 shares of the Company’s common stock..

11. Subsequent events

In accordance with ASC 855, Subsequent Events, the Company has evaluated subsequent events through the date of issuance of the unaudited interim consolidated financial statements. During this period, the Company did not have any material recognizable subsequent events.

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

Recent Corporate Developments

Since the commencement of our most recent fiscal quarter on June 1, 2010 we have experienced the following significant corporate development:

1.	Saskatchewan Power Corporation Request for Qualifications

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

The Company is continuing discussions with the proposed joint venture developer and is examining other strategic options.

2.	Resignation of Director and Officer

On September 1, 2010, the Company appointed William Iny as its President, CEO, CFO, Secretary and Treasurer in place of Chris Craddock, who resigned from these positions on the same date. Mr. Craddock also resigned as a director on September 1, 2010. Mr. Iny also replaced Mr. Craddock as the sole director and officer of the Company’s subsidiaries on the same date.

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited interim consolidated financial statements for the fiscal quarter ended August 31, 2010 which are included herein.

	Three months ended August 31,
	2010	2009	Increase/(Decrease)
	$	$	$	%
Revenue	0	0	0	N/A
Expenses	65,376	494,619	(429,243)	(86.8%	)
Foreign exchange (gain) loss	15,684	(14,059)	29,743	N/A
Interest income	(29)	(1,665)	(1,636)	(98.3%	)
Net Loss	81,031	478,895	(397,864)	(83.1%	)

Revenues

We recorded a net operating loss of $81,031 for the fiscal quarter ended August 31, 2010 and have an accumulated deficit of $2,747,880 since inception. We have had no operating revenues since our inception on February 25, 2005 through to the fiscal quarter ended August 31, 2010. We anticipate that we will not generate any revenues while we are a development stage company.

Expenses

Our expenses for the three months ended August 31, 2010 and 2009 are outlined below:

	Three months ended August 31,
	2010	2009	Increase/(Decrease)
	$	$	$	%
Consulting fees	20,187	29,555	(9,368)	(31.7%	)
Engineering and development	16,058	98,978	(82,920)	(83.8%	)
Management fees	46,330	34,439	11,891	34.5%
Professional fees	2,356	67,247	(64,891)	(96.5%	)
General and administrative	(19,555)	21,899	(41,454)	(189.3%	)
Acquired development costs	-	242,501	(242,501)	(100.0%	)
Net Loss	65,376	494,619	(429,243)	(86.8%	)

Consulting expenses decreased by $9,368 to $20,187 in the three months ended August 31, 2010 from $29,555 in the three months ended August 31, 2009. This decrease resulted from reduced expenditure on investor relations activities conducted during the period, offset by increased costs resulting from the engagement of a financial consultant in June 2009.

Engineering and development expenses decreased by $82,920 to $16,058 in the three months ended August 31, 2010 from $98,978 in the three months ended August 31, 2009 as a result of reduced development work on our projects pending the announcement of qualified submissions to the Saskpower RFQ

Management fees increased by $11,891 to $46,330 for the three months ended August 31, 2010 from $34,439 for the three months ended August 31, 2009.. This increase resulted from the acquisition of Sky Harvest – Saskatchewan ..

Professional fees decreased by $64,891 to $2,356 in the three months ended August 31, 2010 from $67,247 for the three months ended August 31, 2009. The decrease in this category of expenses resulted from reduced requirements for professional services in the three months ended August 31, 2010 as compared with the three months ended August 31, 2009 as the expenses incurred in connection with our acquisition of Say Harvest – Saskatchewan and the creation of the 2009 Stock Option plan did not reoccur in the quarter under review.

General and administrative expenses decreased by $41,454 to a recovery of $19,555 for the three months ended August 31, 2010 from an expense of $21,899 for the three months ended August 31, 2009. The decrease in this category of expenses for the three months ended August 31, 2010 resulted chiefly from an adjustment to the fair value of unvested options awarded under the Company’s 2009 Stock Option plan.

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

Interest income declined by $1,636 to $29 for the three months ended August 31, 2010 from $1,665 for the three months ended August 31, 2010. The reduction in interest income resulted from the utilization of the Company’s short term investments to fund development of the Company’s wind power projects and continued corporate operations.

Liquidity and Capital Resources

Our financial condition as at August 31 2010, and May 31, 2010 and the changes for on those dates are summarized as follows:

Working Capital

	August 31,	May 31,
	2010	2010	Increase/Decrease
	$	$	$	%
Current Assets	54,681	75,343	(20,662)	(27%	)
Current Liabilities	183,208	98,116	85,092	87%
Working Capital	(128,527)	(22,773)	(105,754)	N/A

The decrease of $105,754 in our working capital was primarily due to a decrease in prepaid expenses and amounts due to related parties coupled with increases in account payable and accrued liabilities, amounts due to related parties and notes payable.

Cash Flows

	Three months ended August 31,
	2010	2009	Increase/(Decrease)
	$	$	$	%
Cash Flows (used in) Operating Activities	(43,190)	(235,353)	192,163	N/A
Cash Flows provided by (used in) Investing Activities	-	196,416	(196,416)	(100.0%	)
Cash Flows provided by Financing Activities	27,000	-	27,000	N/A
Effect of exchange rate changes on cash	15,980	(8,868)	24,848	N/A
Net increase (decrease) in cash during year	(210)	(47,805)	(47,595)	N/A

During the three months ended August 31, 2010 we used net cash in operating activities in the amount of $43,190. The cash used in the current period by our operating activities was primarily represented by our operations on our wind power projects, our acquisition of Sky Harvest - Saskatchewan and shareholder communications.

Cash flows provided by investing activities during the three months ended August 31, 2010 represent funds advanced to the Company by a major shareholder.

Disclosure of Outstanding Share Data

Warrants
None

Share options
On September 11, 2009, we granted stock options to directors, officers and key advisors to acquire up to 1,250,000 shares of common stock exercisable at $0.51 per share on or before September 11, 2014.

A summary of our stock option activity is as follows:

		Weighted
		Average
		Exercise
	Number of	Price
	Options	$
Balance, as at May 31, 2010	-	-
Granted	1,250,000	0.51
Cancelled	(333,333)	0.51
Expired	-	-
Exercised	-	-
Balance, as at October 13, 2010	916,667	0.51

Future Financings

We recorded a net operating loss of $81,031 for the fiscal quarter ended August 31, 2010 and have an accumulated deficit of $2,747,880 since inception. As of August 31, 2010 we had cash and cash equivalents, and short term investments totaling $22,425 (May 31, 2009 - $23,105). As of October 18, 2010, we had cash and cash equivalents, and short term investments totaling $6,518.

As of the date of this report, management anticipates that we will require at least $350,000 to fund our corporate operations and proposed exploration and development program for the next 12 months. Accordingly we do not have sufficient funds to meet our planned expenditures over the next 12 months. In addition we will require further financing in order to fund our anticipated expenses for the construction of the proposed wind turbine project.

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
As presently constituted, we do not have the skills and expertise necessary to build and operate a wind farm. Our management has never been involved in the construction or operation of a wind power project and does not have any technical background in the sector.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures at August 31, 2010, which is the end of the period covered by this report. This evaluation was carried out by our principal executive officer and principal financial officer. Based on this evaluation, our principal executive officer and principal financial officer has concluded that the design and operation of our disclosure controls and procedures were not effective as at the end of the period covered by this report.

Based on his evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal controls over financial reporting were not effective as of August 31, 2010 and were subject to material weaknesses.

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

There were no changes in our internal control over financial reporting during the three months ended August 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Date: October 19, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ William Iny
William Iny
Chief Executive Officer, Chief Financial Officer , President, Treasurer, Secretary, and Director, Principal Executive Officer, Principal Accounting Officer and Principal Financial Officer
Date: October 19, 2010