Form 10-Q
period 2010-11-30
Sky Harvest Windpower Corp.
filed 2011-01-14
CIK 1332445

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended November 30, 2010
                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

             For the transition period from __________ to __________

                        Commission file number: 000-52410


                           SKY HARVEST WINDPOWER CORP.
             (Exact name of registrant as specified in its charter)

           Nevada                                            N/A
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

890 West Pender Street, Suite 710, Vancouver, BC, Canada         V6C 1J9
    (Address of principal executive offices)                    (Zip Code)

                                 (604) 267-3041
               Registrant's telephone number, including area code

                                       N/A
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

29,732,016 shares of common stock are issued and outstanding as of January 13, 2011 (including 15,515,016 shares of common stock reserved for issuance in exchange for certain outstanding exchangeable securities of the registrant).

                                      INDEX

                                                                            Page
                                                                            ----

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)                                      3

         CONSOLIDATED BALANCE SHEETS as of November 30, 2010 and
         May 31, 2010                                                          3

         CONSOLIDATED STATEMENTS OF OPERATIONS for the Three and Six
         Months Ended November 30, 2010 and 2009, and for the period
         since inception                                                       4

         CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY for the period
         since inception                                                       5

         CONSOLIDATED STATEMENTS OF CASH FLOWS for the Six Months Ended
         November 30, 2010 and 2009, and for the period since inception        6

         NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS      7

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                18

Item 3   Quantitative and Qualitative Disclosures About Market Risk           26

Item 4.  Controls and Procedures                                              26

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings                                                    27

Item 1A. Risk Factors                                                         27

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds          27

Item 3.  Defaults Upon Senior Securities.                                     27

Item 4   (Removed and reserved)                                               27

Item 5.  Other Information.                                                   27

Item 6.  Exhibits                                                             28

SIGNATURES                                                                    30

Sky Harvest Windpower Corp.
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in US Dollars)
(unaudited)

                                                                  November 30,           May 31,
                                                                     2010                 2010
                                                                  ----------           ----------
                                                                      $                    $
ASSETS

Current Assets
  Cash and cash equivalents                                            6,670                  234
  Short term investment (Note 6)                                          --               22,871
  Other Receivables                                                   58,737               20,112
  Prepaid expenses                                                        --               21,585
  Due from related party                                                  --               10,541
                                                                  ----------           ----------
Total Current Assets                                                  65,407               75,343

Deposits                                                               3,507                   --
Property and equipment, net (Note 4)                                  69,633               70,961
Intangible assets (Note 5)                                         2,551,440            2,551,440
                                                                  ----------           ----------

Total Assets                                                       2,689,987            2,697,744
                                                                  ==========           ==========
LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
  Accounts payable                                                   192,079               97,612
  Accrued liabilities                                                    635                  554
  Due to related parties (Note 9)                                    100,109                   --
  Note payable (Note 7)                                               18,000                   --
                                                                  ----------           ----------

Total Liabilities                                                    310,823               98,166
                                                                  ----------           ----------
Stockholders' Equity
  Preferred Stock:
    Authorized: 10,000,000 shares, $0.001 par value
    Issued and outstanding: 1 share (May 31, 2010 - 1 share)              --                   --
  Common Stock:
    Authorized: 100,000,000 shares, $0.001 par value
    Issued and outstanding: 29,732,016 shares
    (May 31, 2010 - 29,732,016 shares)                                29,732               29,732
  Additional paid-in capital                                       5,234,941            5,244,616
  Common stock subscribed (Note 11)                                    6,750                6,750
  Accumulated other comprehensive loss                               (39,007)             (28,257)
  Deficit accumulated during the development stage                (2,853,252)          (2,653,263)
                                                                  ----------           ----------

Total Stockholders' Equity                                         2,379,164            2,599,578
                                                                  ----------           ----------

Total Liabilities and Stockholders' Equity                         2,689,987            2,697,744
                                                                  ==========           ==========

Continuing operations (Note 1)
Commitments and contingencies (Note 11)

                 (The accompanying notes are an integral part of
                    these consolidated financial statements)

Sky Harvest Windpower Corp.
(A Development Stage Company)
Consolidated Statements of Operations
(Expressed in US Dollars, except number of shares)
(unaudited)


                                                 Accumulated from        For the         For the        For the         For the
                                                February 25, 2005      Three Months    Three Months    Six Months      Six Months
                                              (Date of Inception) to      Ended           Ended           Ended           Ended
                                                   November 30,        November 30,    November 30,    November 30,    November 30,
                                                      2010                2010            2009            2010            2009
                                                   ----------          ----------      ----------      ----------      ----------
                                                       $                   $               $               $               $
Expenses
  Consulting fees                                     358,048              25,890          12,662          46,077          42,217
  Engineering and development                         359,428              23,956          37,410          40,014         136,388
  Management fees (Note 8)                            568,506              15,740          59,113          62,070          93,552
  Professional fees                                   330,417              29,053          40,312          31,409         107,559
  General and administrative                        1,128,593              50,041         568,898          30,486         590,797
  Acquired development costs                          242,501                  --              --              --         242,501
                                                   ----------          ----------      ----------      ----------      ----------

Operating loss                                      2,987,493             144,680         718,395         210,056       1,213,014

Other Income
  Interest income                                     (89,382)                  5            (159)            (24)         (1,824)
  Foreign exchange (gain) loss                        (44,859)            (25,727)        (15,479)        (10,043)        (29,538)
                                                   ----------          ----------      ----------      ----------      ----------

Net loss                                            2,853,252             118,958         702,757         199,989       1,181,652

Other Comprehensive Loss
  Foreign currency translation adjustments             39,007              25,421          11,846          10,750          24,114
                                                   ----------          ----------      ----------      ----------      ----------

Comprehensive loss                                  2,892,259             144,379         714,603         210,739       1,205,766
                                                   ==========          ==========      ==========      ==========      ==========

Net loss per common share - basic and diluted                               (0.00)          (0.02)          (0.01)          (0.05)
                                                                       ----------      ----------      ----------      ----------

Weighted average number of common stock
 outstanding                                                           29,732,000      29,732,016      29,732,000      25,657,000
                                                                       ----------      ----------      ----------      ----------

                 (The accompanying notes are an integral part of
                    these consolidated financial statements)

Sky Harvest Windpower Corp.
(A Development Stage Company)
Consolidated Statement of Stockholders' Equity
(Expressed in US Dollars, except number of shares)

                                                                                                               Deficit
                                                                                                             Accumulated
                                                                                  Additional     Common      During the
                                  Preferred              Common                    Paid-in        Stock      Development
                                    Stock     Amount     Shares       Amount       Capital      Subscribed      Stage        Total
                                    -----     ------     ------       ------       -------      ----------      -----        -----
                                      #         $          #             $            $              $            $            $
Balance - February 25,2005            --        --             --          --             --         --            --           --
 (Date of Inception)

Common stock issued on March 2,
 2005 to founders for cash
 at $0.00167 per share                --        --      6,000,000       6,000          4,000         --            --       10,000

Common stock issued from March 4,
 2005 to March 20, 2005 for
 cash at $0.0033 per share            --        --      3,000,000       3,000          7,000         --            --       10,000

Common stock issued on March 31,
 2005 for cash at $0.0167
 per share                            --        --        300,000         300          4,700         --            --        5,000

Common stock issued from April 7,
 2005 to April 28, 2005 for
 cash at$0.0167 per share             --        --        480,000         480          7,520         --            --        8,000

Common stock issued from May 1,
 2005 to May25, 2005 for cash
 at$0.0167 per share                  --        --        690,000         690         10,810         --            --       11,500

Common stock issued on May 29,
 2005 for cash at$0.0167  per
 share                                --        --         60,000          60          9,940         --            --       10,000

Net loss for the period               --        --             --          --             --         --       (12,321)     (12,321)
                                   -----     -----     ----------     -------     ----------      -----      --------      -------
Balance - May, 31 2005
 carried forward                      --        --     10,530,000      10,530         43,970         --       (12,321)      42,179
                                   -----     -----     ----------     -------     ----------      -----      --------      -------

                 (The accompanying notes are an integral part of
                    these consolidated financial statements)

Sky Harvest Windpower Corp.
(A Development Stage Company)
Consolidated Statement of Stockholders' Equity
(Expressed in US Dollars, except number of shares)

                                                                                                               Deficit
                                                                                                             Accumulated
                                                                                  Additional     Common      During the
                                  Preferred              Common                    Paid-in        Stock      Development
                                    Stock     Amount     Shares       Amount       Capital      Subscribed      Stage        Total
                                    -----     ------     ------       ------       -------      ----------      -----        -----
                                      #         $          #             $            $              $            $            $
Balance - May, 31, 2005               --          --    10,530,000     10,530       43,970            --      (12,321)      42,179
 brought forward

Net loss for the year                 --          --            --         --           --            --      (57,544)     (57,544)
                                   -----       -----    ----------    -------     --------      --------     --------     --------

Balance - May 31, 2006                --          --    10,530,000     10,530       43,970            --      (69,865)     (15,365)

Common stock
 subscribed                           --          --            --         --           --       500,500           --      500,500

Stock-based
 compensation                         --          --            --         --      365,508            --           --      365,508

Net loss for the year                 --          --            --         --           --            --     (435,426)    (435,426)
                                   -----       -----    ----------    -------     --------      --------     --------     --------

Balance - May 31, 2007
 carried forward                      --          --    10,530,000     10,530      409,478       500,500     (505,291)     415,217
                                   -----       -----    ----------    -------     --------      --------     --------     --------


                 (The accompanying notes are an integral part of
                    these consolidated financial statements)

Sky Harvest Windpower Corp.
(A Development Stage Company)
Consolidated Statement of Stockholders' Equity
(Expressed in US Dollars, except number of shares)

                                                                                                               Deficit
                                                                                                             Accumulated
                                                                                  Additional     Common      During the
                                  Preferred              Common                    Paid-in        Stock      Development
                                    Stock     Amount     Shares       Amount       Capital      Subscribed      Stage        Total
                                    -----     ------     ------       ------       -------      ----------      -----        -----
                                      #         $          #             $            $              $            $            $
Balance - May 31, 2007                --        --     10,530,000     10,530       409,478      500,500      (505,291)     415,217
 carried forward

Common stock issued on July
 11, 2007 for cash at$0.70
 per share                            --        --        715,000        715       499,785     (500,500)           --           --

Common stock issued on July
 11, 2007 for finders' fees           --        --         71,500         71        49,979           --            --       50,050

Common stock issued on July
 27, 2007 for cash at $1.20
 per share                            --        --      1,075,000      1,075     1,288,925           --            --    1,290,000

One million share purchase
 warrants issued for finders'
 fee                                  --        --             --         --       321,279           --            --      321,279

Finders' fees                         --        --             --         --      (498,080)          --            --     (498,080)

Net loss for the year                 --        --             --         --            --           --      (256,830)    (256,830)
                                   -----     -----     ----------    -------     ---------     --------    ----------    ---------

Balance - May 31, 2008                --        --     12,391,500     12,391     2,071,366           --      (762,121)   1,321,636

Common stock
 subscribed                           --        --             --         --            --        6,750            --        6,750

Net loss for the year                 --        --             --         --            --           --      (341,733)    (341,733)
                                   -----     -----     ----------    -------     ---------     --------    ----------    ---------

Balance - May 31, 2009
 carried forward                      --        --     12,391,500     12,391     2,071,366        6,750    (1,103,854)     986,653
                                   -----     -----     ----------    -------     ---------     --------    ----------    ---------


                 (The accompanying notes are an integral part of
                    these consolidated financial statements)

Sky Harvest Windpower Corp.
(A Development Stage Company)
Consolidated Statement of Stockholders' Equity
(Expressed in US Dollars, except number of shares)

                                                                                                            Deficit
                                                                                             Accumulated   Accumulated
                                                                    Additional   Common         Other      During the
                         Preferred             Common                Paid-in      Stock     Comprehensive  Development
                           Stock     Amount    Shares      Amount    Capital    Subscribed      Loss          Stage         Total
                           -----     ------    ------      ------    -------    ----------      ----         -----          -----
                             #         $         #            $         $            $           $             $              $

Balance - May 31, 2009      --          --   12,391,500    12,391   2,071,366      6,750          --      (1,103,854)      986,653
 carried forward

Common stock issued
 pursuant to business
 acquisition                --          --   17,340,516    17,341   2,583,736         --          --              --     2,601,077

Preferred stock issued
 pursuant to business
 acquisition                 1          --           --        --          --         --          --              --            --

Stock-based
 compensation               --          --           --        --     589,514         --          --              --       589,514

Accumulated other
 comprehensive loss         --          --           --        --          --         --     (28,257)             --       (28,257)

Net loss for year           --          --           --        --          --         --          --      (1,549,409)   (1,549,409)
                                     -----   ----------   -------   ---------      -----     -------      ----------    ----------

Balance - May 31, 2010       1          --   29,732,016    29,732   5,244,616      6,750     (28,257)     (2,653,263)    2,599,578

Stock-based
 compensation               --          --           --        --      (9,675)        --          --              --        (9,675)

Accumulated other
 comprehensive loss         --          --           --        --          --         --     (10,750)             --       (10,750)

Net loss for the
 period                     --          --           --        --          --         --          --        (199,989)     (199,989)
                         -----       -----   ----------   -------   ---------      -----     -------      ----------    ----------
Balance -
 November 30, 2010
(unaudited)                  1          --   29,732,016    29,732   5,234,941      6,750     (39,007)     (2,853,252)    2,379,164
                         =====       =====   ==========   =======   =========      =====     =======      ==========    ==========


                 (The accompanying notes are an integral part of
                    these consolidated financial statements)

Sky Harvest Windpower Corp.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US Dollars)
(unaudited)

                                                            Accumulated from        For the              For the
                                                           February 25, 2005       Six Months           Six Months
                                                         (Date of Inception) to       Ended                Ended
                                                              November 30,         November 30,         November 30,
                                                                 2010                 2010                 2009
                                                              ----------           ----------           ----------
                                                                  $                    $                    $
Operating activities
  Net loss for the period                                     (2,853,252)            (199,989)          (1,181,652)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
     Depreciation                                                 21,291                2,424                2,832
     Stock-based compensation                                    950,307               (9,675)             528,620
     Acquired development costs                                  242,501                   --              242,501
  Changes in operating assets and liabilities:
    Prepaid expenses                                               8,627               18,078              (26,832)
    Accrued interest                                                 244                   31                7,382
    Accounts payable and accrued liabilities                     154,550              105,089              (32,708)
    Accountreceivable                                            (44,609)             (38,625)                  --
    Note receivable                                             (280,000)                  --                   --
    Due to related parties                                        39,896               41,081                9,357
                                                              ----------           ----------           ----------
Net cash flows used in operating activities                   (1,760,445)             (81,586)            (450,500)
                                                              ----------           ----------           ----------
Investing activities
  Purchase of equipment                                          (23,504)                  --               (1,436)
  Purchase of short-term investments                          (2,472,839)                  --             (311,675)
  Redemption of short-term investments                         2,493,484               22,840              760,660
  Cash acquired from acquisition                                  21,016                   --               21,016
                                                              ----------           ----------           ----------
Net cash flows provided by investing activities                   18,157               22,840              468,565
                                                              ----------           ----------           ----------
Financing activities
  Proceeds from common stock issuances                         1,718,249                   --                   --
  Proceeds from related party loans                               59,028               59,028                   --
  Proceeds from note payable                                      18,000               18,000                   --
                                                              ----------           ----------           ----------
Net cash flows provided by financing activities                1,795,277               77,028                   --
                                                              ----------           ----------           ----------

Effect of exchange rate changes on cash                          (46,319)             (11,846)             (30,485)
                                                              ----------           ----------           ----------

Increase (decrease) in cash and cash equivalents                   6,670                6,436              (12,420)

Cash and cash equivalents - beginning of period                       --                  234               36,589
                                                              ----------           ----------           ----------

Cash and cash equivalents - end of period                          6,670                6,670               24,169
                                                              ==========           ==========           ==========
Supplementary disclosures:
  Interest paid                                                       --                   --                   --
  Income taxes paid                                                   --                   --                   --
                                                              ----------           ----------           ----------
Significant non-cash investing and financing activities:
  Stock issuance for acquisition                               2,601,077                   --            2,601,077
  Increase intangible asset due to acquisition                 2,551,400                   --            2,551,400
  Accounts payable increased due to acquisition                   30,986                   --               30,986
                                                              ----------           ----------           ----------

                 (The accompanying notes are an integral part of
                    these consolidated financial statements)

Sky Harvest Windpower Corp.
(A Development Stage Company)
Notes to the Unaudited Interim Consolidated Financial Statements
November 30, 2010
(Expressed in US Dollars)

1. Organization and Description of Business

Sky Harvest Windpower Corp. (the "Company") was incorporated in the State of Nevada on February 25, 2005. The Company is a Development Stage Company, as defined by Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 915, DEVELOPMENT STAGE ENTITIES. Its activities to date have been limited to capital formation, organization, and development of its business plan for the exploration and development of wind power projects in Canada.

Effective July 13, 2009, the Company acquired all the outstanding common stock of Sky Harvest Windpower (Saskatchewan) Corp. ("Sky Harvest - Saskatchewan"), a private company incorporated under the laws of Canada.

On September 1, 2009, the Company completed a merger with its wholly-owned inactive subsidiary, Sky Harvest Windpower Corp., a Nevada corporation, which was incorporated solely to effect a change in the Company's name. As a result, the Company changed its name from Keewatin Windpower Corp. to Sky Harvest Windpower Corp.

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, the successful exploitation of economically recoverable electricity in its wind power projects, and the attainment of profitable operations. As at November 30, 2010, the Company has accumulated losses of $2,853,252 since inception. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management plans to raise additional funds through debt and equity offerings. Management has yet to decide what type of offering the Company will use or how much capital the Company will attempt to raise and on what terms. There is however no assurance that the Company will be able to raise any additional capital through any type of offering on terms acceptable to the Company.

2. Significant Accounting Polices

a. Basis of Accounting

The Company's consolidated financial statements are prepared using the accrual method of accounting. These consolidated statements include the accounts of the Company and its wholly-owned subsidiariesKeewatin Windpower Inc. and Sky Harvest
- Saskatchewan. All significant inter-company transactions and balances have been eliminated. The Company has elected a May 31 year-end.

b. Interim Financial Statements

These interim unaudited consolidated financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

c. Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Sky Harvest Windpower Corp.
(A Development Stage Company)
Notes to the Unaudited Interim Consolidated Financial Statements
November 30, 2010
(Expressed in US Dollars)

2. Significant Accounting Polices (continued)

d. Marketable Securities

The Company defines marketable securities as income yielding securities that can be readily converted into cash. Examples of marketable securities include Treasury and agency obligations, commercial paper, corporate notes and bonds, time deposits with an original maturity greater than 3 months, foreign notes and certificates of deposit. The Company accounts for investments in debt and equity instruments under ASC 320, INVESTMENTS - DEBT AND EQUITY. The Company follows the guidance provided by ASC 320 to assess whether our investments with unrealized loss positions are other than temporarily impaired. Realized gains and losses and declines in value judged to be other than temporary are determined based on the specific identification method and are reported in other income (expense). Management determines the appropriate classification of such securities at the time of purchase and re-evaluates such classification as of each balance sheet date.

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

FAIR VALUE HIERARCHY

ASC 820 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument's categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 establishes three levels of inputs that may be used to measure fair value:

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

LEVEL 2

Level 2 applies to assets and liabilities for which there are other than Level 1 observable inputs such as quoted prices for similar assets or liabilities in active markets, quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets), or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data. Level 2 instruments require more management judgment and subjectivity as compared to Level 1 instruments. For instance:

     * Determining which instruments are most similar to the instrument being priced requires management to identify a sample of similar securities based on the coupon rates, maturity, issuer, credit rating and instrument type, and subjectively select an individual security or multiple securities that are deemed most similar to the security being priced; and

     * Determining whether a market is considered active requires management judgment.

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

Sky Harvest Windpower Corp.
(A Development Stage Company)
Notes to the Unaudited Interim Consolidated Financial Statements
November 30, 2010
(Expressed in US Dollars)

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

g. Long Lived Assets

INTANGIBLE ASSETS

In accordance with ASC 350, INTANGIBLES - GOODWILL AND OTHER, goodwill is required to be tested for impairment on an annual basis, or more frequently if certain indicators arise, using the guidance specifically provided, and purchased intangible assets other than goodwill are required to be amortized over their useful lives unless there lives are determined to be indefinite.

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

Sky Harvest Windpower Corp.
(A Development Stage Company)
Notes to the Unaudited Interim Consolidated Financial Statements
November 30, 2010
(Expressed in US Dollars)

2. Significant Accounting Polices (continued)

h. Income Taxes

Income taxes are provided in accordance with ASC740, INCOME TAXES. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry forwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

i. Foreign Currency Translation

The functional currency of the Company's Canadian subsidiaries is the applicable local currency. The functional currency is translated into U.S. dollars for balance sheet accounts using current exchange rates in effect as of the balance sheet date and for revenue and expense accounts and cash flow items using a weighted-average exchange rate during the reporting period. Adjustments resulting from translation are included in accumulated comprehensive income
(loss), a separate component of shareholders' equity (deficit).

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

l. Stock-Based Compensation

The Company records stock-based compensation in accordance with ASC 718, COMPENSATION - STOCK BASED COMPENSATION, and ASC 505-50, EQUITY BASED PAYMENTS TO NON-EMPLOYEES, using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued.

Sky Harvest Windpower Corp.
(A Development Stage Company)
Notes to the Unaudited Interim Consolidated Financial Statements
November 30, 2010
(Expressed in US Dollars)

2. Significant Accounting Polices (continued)

m. Website Development Costs

The Company capitalizes website development costs in accordance with ASC 350, INTANGIBLES - GOODWILL AND OTHER, whereby costs related to the preliminary project stage of development are expensed and costs related to the application development stage are capitalized. Any additional costs for upgrades and enhancements which result in additional functionality will be capitalized. Capitalized costs will be amortized based on their estimated useful life over three years. Internal costs related to the development of website content are charged to operations as incurred.

n. Comprehensive Income

ASC 220, COMPREHENSIVE INCOME, establishes standards for the reporting and display of comprehensive income and its components in the consolidated financial statements. As at November 30, 2010 and May 31, 2010, the Company`s only component of comprehensive income (loss) was foreign currency translation adjustments.

3. Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

4. Property and equipment

                                                      November 30,     May 31,
                                                         2010           2010
                                      Accumulated    Net Carrying   Net Carrying
                            Cost      Depreciation       Value          Value
                            ----      ------------       -----          -----
                             $             $               $              $

Computer equipment           5,880        (4,932)           948          1,141
Asset under construction    66,469            --         66,469         65,391
Wind tower equipment        22,116       (19,900)         2,216          4,429
                           -------      --------       --------       --------
                            94,465       (24,832)        69,633         70,961
                           =======      ========       ========       ========

5. Intangible Assets

                                                      November 30,     May 31,
                                                         2010           2010
                                      Accumulated    Net Carrying   Net Carrying
                            Cost      Depreciation       Value          Value
                            ----      ------------       -----          -----
                             $             $               $              $

Website development           2,311      (2,311)             --             --
Wind farm assets          2,551,440          --       2,551,440      2,551,440
                          ---------      ------       ---------      ---------
                          2,553,751      (2,311)      2,551,440      2,551,440
                          =========      ======       =========      =========

Sky Harvest Windpower Corp.
(A Development Stage Company)
Notes to the Unaudited Interim Consolidated Financial Statements
November 30, 2010
(Expressed in US Dollars)

6. Short-term Investments

     a) On July 28, 2010, the Company purchased a term deposit in the amount of CDN $11,500, bearing floating interest rate of 0.50%, maturing on September 1, 2010. During the six months ended November 30, 2010, the Company redeemed the short term deposit.

     b) On October 30, 2009, the Company purchased a term deposit in the amount of CDN $12,334, bearing floating interest rate of prime rate less 1.85%, maturing on October 29, 2010. During the six months ended November 30, 2010, the Company redeemed the short term deposit.

7. Note Payable

On October 28, 2010, the Company received an advance from a third party in the amount of $18,000. The amount is unsecured, non-interest bearing and due on demand. Refer to Note 12.

8. Preferred Stock

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

As of November 30, 2010, the Company had issued 885,000 shares of common stock to holders of 885,000 shares of exchangeable preferred shares of its subsidiary Keewatin Wind Power Corp., pursuant to them exercising their exchange rights. As of November 30, 2010, there were 15,515,016 outstanding exchangeable shares (May 31, 2009 -15,515,016 shares).

As the exchangeable shares have already been recognized in connection with the acquisition of Sky Harvest - Saskatchewan, the value ascribed to these shares on exchange is $Nil.

9. Related Party Transactions

     a) During the six months ended November 30, 2010, the Company incurred $30,903 (2009 - $48,564) for management services provided by a former director and a principal shareholder of the Company. As at November 30, 2010, the Company has recognized prepaid management fees of $nil (May 31, 2010 - $4,791) and the former director is indebted to the Company for $14,128, which is included in other receivables at November 30, 2010. As at May 31, 2010, the former director is indebted to the Company for $10,650.

     b) During the six months ended November 30, 2010, the Company incurred $31,167 (2009 - $25,496) to a company controlled by a director and principal shareholder of the Company for management services. As at November 30, 2010, the Company is indebted to that company and the Company's director for $41,081 (May 31, 2010 - $109), which is non-interest bearing, unsecured and due on demand.

     c) On June 18, 2010, the Company entered into a loan agreement with a shareholder for $27,000 which is payable within three months a written demand is received from the note holder. The amount is unsecured and bears interest at 15% per annum. As at November 30, 2010, accrued interest of $1,831 was recorded.During the six months ended November 30, 2010, the Company received an advance of $30,197 (CDN$31,000) from the same shareholder. The amount is unsecured, non-interest bearing and has no terms of repayment.

These related party transactions are recorded at the exchange amount, being the amount established and agreed to by the related parties.

10. Stock Based Compensation

On September 11, 2009, the Company's board of directors adopted the 2009 Stock Option Plan (the "Plan") which provides for the granting of stock options to acquire up to 2,900,000 common shares of the Company to eligible employees, officers, directors and consultants of the Company. At November 30, 2010, the Company had 1,650,000 shares of common stock available to be issued under the Plan.

Sky Harvest Windpower Corp.
(A Development Stage Company)
Notes to the Unaudited Interim Consolidated Financial Statements
November 30, 2010
(Expressed in US Dollars)

10. Stock Based Compensation (continued)

On September 11, 2009, pursuant to the Plan, the Company granted 1,000,000 options with immediate vesting to directors, officers, and employees to acquire 1,000,000 common shares at an exercise price of $0.51 per share exercisable for 5 years and recorded stock-based compensation for the vested options of $493,939, as general and administrative expense.

On September 11, 2009, pursuant to the Plan, the Company granted 250,000 options to consultants to acquire 250,000 common shares at an exercise price of $0.51 per share exercisable for 5 years. The options granted vest at the rate of 12.5% every 90 days from the date of grant. The Company recorded stock based compensation of $85,900, as general and administrative expense.

The fair  value for stock  options  vested  during  the six month  period  ended
November 30, 2010 was estimated at the vesting date using the Black-Scholes option-pricing model and the weighted average fair value of stock options vested was $0.53 per share.

The weighted average assumptions used are as follows:

                                                                     Six months
                                                                       Ended
                                                                    November 30,
                                                                        2010
                                                                    ------------

Expected dividend yield                                                    0%
Risk-free interest rate                                                 1.81%
Expected volatility                                                      333%
Expected option life (in years)                                          4.13

The following table summarizes the continuity of the Company's stock options:

                                                                       Weighted
                                              Weighted                  Average
                                              Average     Remaining    Aggregate
                                 Number of    Exercise   Contractual   Intrinsic
                                  Options      Price     Term (years)    Value
                                  -------      -----     ------------    -----
                                                 $                         $

Outstanding: May 31, 2010        1,250,000      0.51
  Granted                               --        --
  Expired                         (333,333)     0.51
                                 ---------      ----

Outstanding: November 30, 2010     916,667      0.51        3.78            --
                                 =========      ====        ====          ====

Exercisable: November 30, 2010     791,667      0.51        3.78            --
                                 =========      ====        ====          ====

Sky Harvest Windpower Corp.
(A Development Stage Company)
Notes to the Unaudited Interim Consolidated Financial Statements
November 30, 2010
(Expressed in US Dollars)

10. Stock Based Compensation (continued)

A summary of the status of the Company's non-vested stock options as of November 30, 2010, and changes during the year ended November 30, 2010, is presented below:

                                                                Weighted Average
                                                 Number of         Grant Date
Non-vested options                                options          Fair Value
------------------                                -------          ----------
                                                                       $

Non-vested at May 31, 2010                        187,500             0.55

Granted                                                 -                -
Forfeited/Cancelled                                     -                -
Vested                                            (62,500)            0.53
                                                  -------             ----

Non-vested at November 30, 2010                   125,000             0.17
                                                  =======             ====

At November 30, 2010, there was $4,957 of unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Plan, which is expected to be recognized over a weighted average period of 0.78 years.

11. Commitments and Contingencies

On February 23, 2009, the Company entered into a consulting agreement with a consultant (the "Consultant"). Pursuant to the agreement, the Consultant provided investor relations services for the Company from February 24, 2009 to July 5, 2009. In consideration for the investor relations services, the Company agreed to pay the Consultant $5,000 per month and to issue 15,000 shares of the Company's common stock. At November 30, 2010, the fair value of the 15,000 shares issuable was $6,750 and is included in common stock subscribed. In addition, if the Company receives equity or debt funding of at least $3,000,000 from a source introduced to the Company by the Consultant then the parties agree to extend the agreement by an additional year. In consideration for the additional year of investor relations services, the Company must pay $8,500 per month and issue 50,000 shares of the Company's common stock or pay $7,500 per month and issue 80,000 shares of the Company's common stock.

12. Subsequent Events

In accordance with ASC 855, SUBSEQUENT EVENTS, the Company has evaluated subsequent events through the date of issuance of the unaudited interim consolidated financial statements. During this period, the Company did not have any material recognizable subsequent events except the following:

The Company received $18,000 on October 28, 2010 (refer to Note 7) and $32,000 on December 17, 2010 from a third party and issued a promissory note in the amount of $50,000 on December 17, 2010. The amount is unsecured, non-interest bearing and due on demand.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our consolidated financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles. In this quarterly report, unless otherwise specified, all references to "common shares" refer to the common shares in our capital stock and the terms "we", "us" and "our" ", "the Company" and "Sky Harvest" mean Sky Harvest Windpower Corp., a Nevada Corporation and its subsidiaries.

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

RECENT CORPORATE DEVELOPMENTS

On September 1, 2010, the Company appointed William Iny as its President, CEO, CFO, Secretary and Treasurer in place of Chris Craddock, who resigned from these positions on the same date. Mr. Craddock also resigned as a director on September 1, 2010. Mr. Iny also replaced Mr. Craddock as the sole director and officer of the Company's subsidiaries on the same date.

RESULTS OF OPERATIONS

The following summary of our results of operations should be read in conjunction with our unaudited interim consolidated financial statements for the fiscal quarter ended November 31, 2010, which are included herein.

                                         Three months ended November 30,
                                   2010        2009        Increase/(Decrease)
                                   ----        ----        -------------------
                                    $            $             $            %
Revenue                                0            0             0        N/A
Expenses                         144,680      718,395      (573,715)     (79.9%)
Foreign exchange (gain) loss     (25,727)     (15,479)       10,248      (66.2%)
Interest income                        5         (159)          164        N/A
                                 -------    ---------    ----------     ------
Net Loss                         118,958      702,757      (583,799)     (83.1%)
                                 =======    =========    ==========     ======

                                          Six months ended November 30,
                                   2010        2009        Increase/(Decrease)
                                   ----        ----        -------------------
                                    $            $             $            %
Revenue                                0            0             0        N/A
Expenses                         210,056    1,213,014    (1,002,958)     (82.7%)
Foreign exchange (gain) loss     (10,043)     (29,538)      (19,495)     (66.0%)
Interest income                      (24)      (1,824)       (1,800)     (98.7%)
                                 -------    ---------    ----------     ------
Net Loss                         199,989    1,181,652      (981,663)     (83.1%)
                                 =======    =========    ==========     ======


REVENUES

We recorded a net operating loss of $118,958 for the fiscal quarter ended November 30, 2010 and have an accumulated deficit of $2,853,252 since inception. We have had no operating revenues since our inception on February 25, 2005 through to the fiscal quarter ended November 30, 2010. We anticipate that we will not generate any revenues while we are a development stage company.

EXPENSES

Our expenses for the three and six months ended November 30, 2010 and 2009 are outlined below:

                                         Three months ended November 30,
                                   2010        2009        Increase/(Decrease)
                                   ----        ----        -------------------
                                    $            $             $            %

Consulting fees                   25,890      12,662         13,228      104.5%
Engineering and development       23,956      37,410        (13,454)     (36.0%)
Management fees                   15,740      59,113        (43,373)     (73.4%)
Professional fees                 29,053      40,312        (11,259)     (27.9%)
General and administrative        50,041     568,898       (518,857)     (91.2%)
                                 -------     -------       --------     ------
Net Loss                         144,680     718,395       (573,715)     (79.9%)
                                 =======     =======       ========     ======

                                          Six months ended November 30,
                                   2010        2009        Increase/(Decrease)
                                   ----        ----        -------------------
                                    $            $             $            %
Consulting fees                   46,077       42,217         3,860        9.1%
Engineering and development       40,014      136,388       (96,374)     (70.7%)
Management fees                   62,070       93,552       (31,482)     (33.7%)
Professional fees                 31,409      107,559       (76,150)     (70.8%)
General and administrative        30,486      590,797      (560,311)     (94.8%)
Acquired development costs            --      242,501      (242,501)    (100.0%)
                                 -------    ---------    ----------    -------
Net Loss                         210,056    1,213,014    (1,002,958)     (82.7%)
                                 =======    =========    ==========    =======

Consulting expenses increased by $13,228 in the three month period ended November 30, 2010 compared to the three month period ended November 30, 2009, and by $3,860 in the six month period ended November 30, 2010 compared to the six month period ended November 30, 2009. These increases primarily related to fees for investor relations services.

Engineering and development expenses decreased by $13,454 in the three month period ended November 30, 2010 compared to the three month period ended November 30, 2009, and by $96,374 in the six month period ended November 30, 2010 compared to the six month period ended November 30, 2009. This decrease is a result of reduced development work on our wind power projects.

Management fees decreased by $43,373 in the three month period ended November 30, 2010 compared to the three month period ended November 30, 2009, and by $31,482 in the six month period ended November 30, 2010 compared to the six month period ended November 30, 2009. These decreases in management fees are a result of termination of our management contract with Chris Craddock, who ceased providing us with management services on September 1, 2010. Since that date, William Iny, our president and sole director, has provided us with management services for remuneration of $5,000 per month.

Professional fees, consisting primarily of legal and accounting costs, decreased by $11,259 in the three month period ended November 30, 2010 compared to the three month period ended November 30, 2009, and by $76,150 in the six month period ended November 30, 2010 compared to the six month period ended November 30, 2009. These decreases are due to the fact that we incurred higher than usual professional fees in fiscal 2009 in connection with our acquisition of Sky Harvest - Saskatchewan and the creation of a stock option plan.

General and administrative expenses decreased by $518,857 in the three month period ended November 30, 2010 compared to the three month period ended November 30, 2009, and by $560,311 in the six month period ended November 30, 2010 compared to the six month period ended November 30, 2009. The decrease in this category of expenses resulted chiefly from an adjustment to the fair value of unvested options awarded under the Company's 2009 Stock Option plan.

Acquired development costs amounting to $242,501 expensed during the three months ended August 31, 2009, represent development costs incurred by Sky Harvest - Saskatchewan prior to acquisition by the Company on July 11, 2009.

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

We received negligible interest in the three month period ended November 30, 2010. The Company has redeemed funds previously held in term deposits in order to fund development of its wind power projects and continued corporate operations.

LIQUIDITY AND CAPITAL RESOURCES

Our financial condition as at November 30, 2010, and May 31, 2010, our fiscal year end, and the changes for on those dates are summarized as follows:

WORKING CAPITAL

                           November 30,       May 31,
                              2010             2010         Increase/Decrease
                              ----             ----         -----------------
                               $                $             $             %
Current Assets                65,407          75,343        (9,936)        (13%)
Current Liabilities          310,823          98,116       212,707         217%
                            --------        --------      --------      ------
Working Capital             (245,416)        (22,773)     (222,643)        N/A
                            ========        ========      ========      ======

The decrease of $222,643 in our working capital was primarily due to a decrease in prepaid expenses and amounts due from related parties coupled with increases in accounts payable, amounts due to related parties and notes payable in connection with loans we have received since our fiscal year end.

CASH FLOWS

                                                                      Six months ended August 31,
                                                              2010           2009        Increase/Decrease
                                                              ----           ----        -----------------
                                                               $              $             $           %
Cash Flows from (used in) Operating Activities              (81,586)      (450,500)     (368,914)     (81.9%)
Cash Flows provided by (used in) Investing Activities        22,840        468,565      (445,725)     (95.1%)
Cash Flows provided by Financing Activities                  77,028             --        77,028        N/A
Effect of exchange rate changes on cash                     (11,846)       (30,485)      (18,639)     (61.1%)
                                                           --------       --------      --------     ------
Net increase (decrease) in cash during period                 6,436        (12,420)       18,856        N/A
                                                           ========       ========      ========     ======

During the six months ended November 30, 2010, we used net cash in operating activities in the amount of $81,586. This cash outflow primarily consisted of payments for general and administrative expenses, audit fees, and wind property lease payments.

The $22,840 in cash flows provided by investing activities during the six months ended November 30, 2010 represents funds we received by redeeming short-term investments in the form of term deposits.

The $77,028 in cash flows provided by financing activities during the six months ended November 30, 2010 represents third party loans and related party loans that we received during the period.

DISCLOSURE OF OUTSTANDING SHARE DATA

WARRANTS

None

SHARE OPTIONS

On September 11, 2009, we granted stock options to directors, officers and key advisors to acquire up to 1,250,000 shares of common stock exercisable at $0.51 per share on or before September 11, 2014.

A summary of our stock option activity is as follows:

                                                                Weighted
                                                                Average
                                              Number of         Exercise
                                               Options           Price
                                               -------           -----
                                                                   $
Balance as at May 31, 2010                    1,250,000           0.51
  Granted                                            --             --
  Cancelled                                          --             --
  Expired                                      (333,333)          0.51
  Exercised                                          --             --
                                             ----------         ------
Balance, as at November 20, 2010                916,667           0.51
                                             ==========         ======

FUTURE FINANCINGS

We recorded a net loss of $199,989 for the six month period ended November 30, 2010 and have an accumulated deficit of $2,892,259 since inception. As of November 30, 2010 we had cash and cash equivalents totaling $6,670 (May 31, 2010
- $234).

As of the date of this report, management anticipates that we will require at least $350,000 to fund our corporate operations and proposed exploration and development program for the next 12 months. As well, we will require approximately an additional $300,000 to cover our current outstanding liabilities. Accordingly, we do not have sufficient funds to meet our planned expenditures over the next 12 months. In addition, we will require further financing in order to fund our anticipated expenses for the construction of the proposed wind turbine project.

We have begun sourcing additional debt or equity financing to cover the balance of the anticipated costs for the next 12 months. During the six month period ended November 30, 2010, we received $77,028 in loans from third parties. As of the date of this report, we do not have any arrangements in place for debt financing nor for the sale of our securities, and there is no assurance that we will be able to raise the required funds through equity and debt financing.

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

IF WE ARE NOT ABLE TO OBTAIN AN INTEREST IN A SUITABLE PROPERTY WITH A POTENTIAL WIND RESOURCE, OUR BUSINESS WILL FAIL.

Third parties own the lands on which we will seek to construct wind projects. We have entered into land lease agreements covering approximately 15,520 acres that relate to our primary project, which is located in southwestern Saskatchewan, which we refer to as the Birsay Project. These agreements allow us to erect wind turbines and install ancillary equipment, subject, in certain circumstances, to the payment of lease payments prior to construction of the project. Even though we own leasehold interests in these properties, we may not be able to obtain the financing necessary to complete lease obligations. If we are unable to maintain our property interests, our business will fail.

We will need to enter into land leases or other appropriate agreements in order to erect wind turbines and install ancillary equipment on the Keewatin Project site, which is also located in southwestern Saskatchewan. We have entered into an agreement to operate a meteorological tower on a property comprising the Keewatin Project in southwestern Saskatchewan. However, we do not yet have an arrangement whereby we may erect turbines on the property.

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

BECAUSE ALL OF OUR ASSETS, AND OUR DIRECTORS AND OFFICERS ARE LOCATED IN CANADA, U.S. RESIDENTS' ENFORCEMENT OF LEGAL PROCESS MAY BE DIFFICULT.

All of our assets are located in Canada. In addition, our sole director and officer resides in Canada. Accordingly, service of process upon our company, or upon individuals related to Sky Harvest, may be difficult or impossible to obtain within the United States. As well, any judgment obtained in the United States against us may not be collectible within the United States.

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

Our common stock is quoted on the OTC Bulletin Board service of the Financial Industry Regulatory Authority ("FINRA"). Trading in stock quoted on the OTC Bulletin Board is often thin and characterized by wide fluctuations in trading prices due to many factors that may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, the OTC Bulletin Board is not a stock exchange, and trading of securities on the OTC Bulletin Board is often more sporadic than the trading of securities listed on a quotation system like NASDAQ or a stock exchange like the American Stock
Exchange. Accordingly, our shareholders may have difficulty reselling any of their shares.

OUR STOCK IS A PENNY STOCK. TRADING OF OUR STOCK MAY BE RESTRICTED BY THE SEC'S PENNY STOCK REGULATIONS AND FINRA'S SALES PRACTICE REQUIREMENTS, WHICH MAY LIMIT A STOCKHOLDER'S ABILITY TO BUY AND SELL OUR STOCK.

Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors". The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in, and limit the marketability of, our common stock.

FINRA SALES PRACTICE REQUIREMENTS MAY ALSO LIMIT A STOCKHOLDER'S ABILITY TO BUY AND SELL OUR STOCK.

In addition to the "penny stock" rules promulgated by the Securities and Exchange Commission (see above for a discussion of penny stock rules), FINRA rules require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures at November 30, 2010, which is the end of the period covered by this report. This evaluation was carried out by our principal executive officer and principal financial officer. Based on this evaluation, our principal executive officer and principal financial officer has concluded that the design and operation of our disclosure controls and procedures were effective as at the end of the period covered by this report.

Based on his evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal controls over financial reporting were not effective as of November 30, 2010 and were subject to material weakness.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses in our internal control over financial reporting using the criteria established in the COSO, namely, failing to have a director that qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K.

In addition, we currently only have one member of management, William Iny, who also acts as our sole director. Accordingly, we do not have any independent directors or committee members that can evaluate management's conduct or the operation of our business affairs. As well, there is no independent monitoring or controls related to our financial transactions.

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

During the three months ended November 30, 2010, our internal control over financial reporting was subject to changes relating to the implementation of financial recording and disclosure timelines necessary to ensure that the Company is able to meet regulatory deadlines for financial disclosure.

                           PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not a party to any material legal proceedings that have been commenced or are pending.

ITEM 1A. RISK FACTORS

Not applicable

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. REMOVED AND RESERVED

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

                                                                                                             Filed
                                                          Exhibit                                          with this
            Description                                     No.            Form         Filing date        Form 10-Q
            -----------                                     ---            ----         -----------        ---------
ARTICLES OF INCORPORATION AND BYLAWS
Articles of Incorporation                                    3.1           SB-2        July 14, 2005
Bylaws                                                       3.2           SB-2        July 14, 2005
Certificate of designation                                   3.3           8-K         July 13, 2009

INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS
Form of Warrant Certificate for July 13, 2007 Private        4.1         10-QSB        January 14, 2008
Placement

MATERIAL    CONTRACTS--MANAGEMENT    CONTRACTS    AND
COMPENSATORY PLANS
Management Agreement between Keewatin Windpower Corp.       10.1           SB-2        July 14, 2005
and  Christopher  Craddock,  dated March 1, 2005

MATERIAL CONTRACTS--FINANCING AGREEMENTS
Form of  Subscription  Agreement  for July  13,  2007       10.2         10-QSB        January 14, 2008
Private  Placement  for US  Subscribers
Form of  Subscription  Agreement  for July  13,  2007       10.3         10-QSB        January 14, 2008
Private Placement for Non-US  Subscribers

MATERIAL CONTRACTS--OTHER
Consent to  Entry/Right of Access  Agreement  between       10.4           SB-2        September 29, 2005
Keewatin  Windpower  Corp.  and Edward and  Charlotte
Bothner,  dated  August 23, 2005
Letter of Intent between Keewatin Windpower Corp. and       10.5         10-QSB        January 14, 2008
Sky Harvest Windpower Corp. dated March 27, 2007
Loan Agreement  between Sky Harvest  Windpower  Corp.       10.6         10-QSB        January 14, 2009
and Keewatin  Windpower  Corp.  dated  September  23,
2008
Promissory Note of Sky Harvest  Windpower Corp. dated       10.7         10-QSB        January 14, 2009
September 23, 2008
Financial  Communications  and  Strategic  Consulting       10.8            8-K        March 3, 2009
Agreement with Aspire Clean Tech Communications, Inc.
dated February 23, 2009
Promissory Note of Sky Harvest  Windpower Corp. dated       10.9           10-Q        February 28, 2009
September 23, 2008
Loan Agreement  between Sky Harvest  Windpower  Corp.       10.10          10-Q        February 28, 2009
and Keewatin  Windpower Corp.  dated January 28, 2009
Share exchange  agreement between Keewatin  Windpower       10.11           8-K        July 10, 2009
Corp. and Sky Harvest  Windpower Corp.  dated May 11,
2009
Exchangeable share support agreement between Keewatin       10.12           8-K        July 10, 2009
Windpower Corp. and Keewatin Windpower Inc. dated May
11, 2009
Voting and exchange trust agreement  between Keewatin       10.13           8-K        July 10, 2009
Windpower Corp.,  Keewatin Windpower Inc. and Valiant
Trust  Company  dated May 11, 2009

Articles of Merger filed between  Keewatin  Windpower       10.14           8-K        September 17, 2009
Corp. and Sky Harvest Windpower Corp. filed September
1, 2009
Adoption of 2009 Stock  Option  Plan dated  September       10.15           8-K        September 23, 2009
11, 2009

CODE OF ETHICS
Code of Ethics                                              14.1           10-K        August 31, 2009

Certification   Statement  of  the  Chief   Executive       31.1                                               *
Officer  and  Chief  Financial  Officer  pursuant  to
Section 302 of the Sarbanes- Oxley Act of 2002

Certification   Statement  of  the  Chief   Executive       32.1                                               *
Officer and Chief  Financial  Officer  pursuant to 18
U.S.C.  Section 1350, as adopted  pursuant to Section
906 of the Sarbanes-Oxley Act Of 2002

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SKYHARVEST WINDPOWER CORP.


/s/ William Iny
---------------------------------------------------
William Iny
Chief Executive Officer and Chief Financial Officer
Principal Executive Officer, Principal Accounting
Officer and Principal Financial Officer
Date: January 13, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


/s/ William Iny
---------------------------------------------------
William Iny
Chief Executive Officer, Chief Financial Officer,
President, Treasurer, Secretary, and Director,
Principal Executive Officer, Principal Accounting
Officer and Principal Financial Officer
Date: January 13, 2011