Form 10-Q
period 2011-02-28
Sky Harvest Windpower Corp.
filed 2011-04-14
CIK 1332445

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended February 28, 2011
                                       or

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

29,732,016 shares of common stock are issued and outstanding as of April 14, 2011 (including 15,515,016 shares of common stock reserved for issuance in exchange for certain outstanding exchangeable securities of the registrant).

                                      INDEX

PART I FINANCIAL INFORMATION Page

Item 1.  Financial Statements (unaudited)                                      3

         CONSOLIDATED  BALANCE  SHEETS as of February 28, 2011 and May
         31, 2010                                                              3

         CONSOLIDATED  STATEMENTS OF OPERATIONS for the Three and Nine
         Months Ended  February 28, 2011 and 2010,  and for the period
         since inception                                                       4

         CONSOLIDATED  STATEMENTS  OF  SHAREHOLDERS'  EQUITY  for  the
         period since inception                                                5

         CONSOLIDATED  STATEMENTS  OF CASH  FLOWS for the Nine  Months
         Ended  February  28, 2011 and 2010,  and for the period since
         inception                                                             9

         NOTES  TO  THE  UNAUDITED  INTERIM   CONSOLIDATED   FINANCIAL
         STATEMENTS                                                           10

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                18

Item 3.  Quantitative and Qualitative Disclosures About Market Risk           26

Item 4.  Controls and Procedures                                              26

PART II OTHER INFORMATION

Item 1.  Legal Proceedings                                                    27

Item 1A. Risk Factors                                                         27

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds          27

Item 3.  Defaults Upon Senior Securities                                      27

Item 4.  (Removed and Reserved)                                               27

Item 5.  Other Information                                                    27

Item 6.  Exhibits                                                             28

SIGNATURES                                                                    30

Sky Harvest Windpower Corp.
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in US Dollars)
(unaudited)

                                                                      February 28,              May 31,
                                                                          2011                   2010
                                                                      ------------           ------------
                                                                           $                      $
ASSETS

Current Assets
  Cash and cash equivalents                                                 12,876                    234
  Short term investment                                                         --                 22,871
  Other receivables                                                         41,770                 20,112
  Prepaid expenses                                                              --                 21,585
  Due from related party                                                        --                 10,541
                                                                      ------------           ------------
Total Current Assets                                                        54,646                 75,343

Deposits                                                                     3,706                     --
Property and equipment, net (Note 4)                                        72,244                 70,961
Intangible assets (Note 5)                                               2,551,440              2,551,440
                                                                      ------------           ------------

Total Assets                                                             2,682,036              2,697,744
                                                                      ============           ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
  Accounts payable                                                         212,338                 97,612
  Accrued liabilities                                                          233                    554
  Due to related parties (Note 9)                                          123,053                     --
  Note payable (Note 7)                                                     50,000                     --
                                                                      ------------           ------------
Total Liabilities                                                          385,624                 98,166
                                                                      ------------           ------------
Stockholders' Equity
  Preferred Stock:
    Authorized: 10,000,000 shares, $0.001 par value
    Issued and outstanding: 1 share (May 31, 2010 - 1 share)                    --                     --
  Common Stock:
    Authorized: 100,000,000 shares, $0.001 par value
    Issued and outstanding: 29,732,016 shares
    (May 31, 2010 - 29,732,016 shares)                                      29,732                 29,732
  Additional paid-in capital                                             5,231,112              5,244,616
  Common stock subscribed (Note 11)                                          6,750                  6,750
  Accumulated other comprehensive loss                                     (80,249)               (28,257)
  Deficit accumulated during the development stage                      (2,890,933)            (2,653,263)
                                                                      ------------           ------------
Total Stockholders' Equity                                               2,296,412              2,599,578
                                                                      ------------           ------------

Total Liabilities and Stockholders' Equity                               2,682,036              2,697,744
                                                                      ============           ============

Continuing operations (Note 1)
Commitments and contingencies (Note 11)

                 (The accompanying notes are an integral part of
                    these consolidated financial statements)

Sky Harvest Windpower Corp.
(A Development Stage Company)
Consolidated Statements of Operations
(Expressed in US Dollars, except number of shares)
(unaudited)

                                       Accumulated from         For the           For the            For the           For the
                                       February 25, 2005      Three Months      Three Months       Nine Months       Nine Months
                                    (Date of Inception) to       Ended             Ended              Ended             Ended
                                         February 28,         February 28,      February 28,       February 28,      February 28,
                                             2011                 2011              2010               2011              2010
                                         ------------         ------------      ------------       ------------      ------------
                                              $                    $                 $                  $                 $
Expenses
  Consulting fees                             361,282                3,234            10,131             49,311            52,348
  Engineering and development                 381,026               21,598            43,376             61,612           179,764
  Management fees (Note 9)                    584,430               15,924            79,353             77,994           172,905
  Professional fees                           341,056               10,639            13,456             42,048           121,015
  General and administrative                1,151,910               23,317            58,619             53,803           649,416
  Acquired development costs                  242,501                   --                --                 --           242,501
                                         ------------         ------------      ------------       ------------      ------------

Operating loss                             (3,062,205)             (74,712)         (204,935)          (284,768)       (1,417,949)

Other Income
  Interest income                              89,382                   --               170                 24             1,994
  Foreign exchange gain                        81,890               37,031             1,370             47,074            30,908
                                         ------------         ------------      ------------       ------------      ------------

Net loss                                   (2,890,933)             (37,681)         (203,395)          (237,670)       (1,385,047)

Other Comprehensive Loss
  Foreign currency translation
   adjustments                                (80,249)             (41,242)           (1,132)           (51,992)          (25,246)
                                         ------------         ------------      ------------       ------------      ------------

Comprehensive loss                         (2,971,182)             (78,923)         (204,527)          (289,662)       (1,410,293)
                                         ============         ============      ============       ============      ============
Net loss per common share -
 basic and diluted                                                   (0.00)            (0.01)             (0.01)            (0.05)
                                                              ------------      ------------       ------------      ------------
Weighted average number of common
 stock outstanding                                              29,732,000        29,732,000         29,732,000        27,001,000
                                                              ------------      ------------       ------------      ------------

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

                                                                                                            Deficit
                                                                                             Accumulated   Accumulated
                                                                    Additional   Common         Other      During the
                         Preferred             Common                Paid-in      Stock     Comprehensive  Development
                           Stock     Amount    Shares      Amount    Capital    Subscribed      Loss          Stage         Total
                           -----     ------    ------      ------    -------    ----------      ----         -----          -----
                             #         $         #            $         $            $           $             $              $
Balance - May 31, 2009      --          --   12,391,500    12,391   2,071,366      6,750          --      (1,103,854)      986,653
 carried forward

Common stock issued
 pursuant to business
 acquisition                --          --   17,340,516    17,341   2,583,736         --          --              --     2,601,077

Preferred stock issued
 pursuant to business
 acquisition                 1          --           --        --          --         --          --              --            --

Stock-based
 compensation               --          --           --        --     589,514         --          --              --       589,514

Accumulated other
 comprehensive loss         --          --           --        --          --         --     (28,257)             --       (28,257)

Net loss for year           --          --           --        --          --         --          --      (1,549,409)   (1,549,409)
                         -----       -----   ----------   -------   ---------      -----     -------      ----------    ----------

Balance - May 31, 2010       1          --   29,732,016    29,732   5,244,616      6,750     (28,257)     (2,653,263)    2,599,578

Stock-based
 compensation               --          --           --        --     (13,504)        --          --              --       (13,504)

Accumulated other
 comprehensive loss         --          --           --        --          --         --     (51,992)             --       (51,992)

Net loss for the
 period                     --          --           --        --          --         --          --        (237,670)     (237,670)
                         -----       -----   ----------   -------   ---------      -----     -------      ----------    ----------
Balance -
 February 28, 2011
 (unaudited)                 1          --   29,732,016    29,732   5,231,112      6,750     (80,249)     (2,890,933)    2,296,412
                         =====       =====   ==========   =======   =========      =====     =======      ==========    ==========

                 (The accompanying notes are an integral part of
                    these consolidated financial statements)

Sky Harvest Windpower Corp.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US Dollars)
(unaudited)

                                                           Accumulated from           For the                For the
                                                          February 25, 2005         Nine Months            Nine Months
                                                       (Date of Inception) to          Ended                  Ended
                                                             February 28,           February 28,           February 28,
                                                                 2011                   2011                   2010
                                                             ------------           ------------           ------------
                                                                  $                      $                      $
Operating activities
  Net loss for the period                                      (2,890,933)              (237,670)            (1,385,047)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
     Depreciation                                                  22,504                  3,637                  4,268
     Stock-based compensation                                     946,478                (13,504)               557,477
     Acquired development costs                                   242,501                     --                242,501
  Changes in operating assets and liabilities:
     Prepaid expenses                                               8,428                 17,879                (26,245)
     Accrued interest                                                 244                     31                  8,594
     Accounts payable and accrued liabilities                     174,406                124,945                   (540)
     Account receivable                                           (27,642)               (21,658)                    --
     Note receivable                                             (280,000)                    --                     --
     Due to related parties                                        60,128                 61,313                  9,357
                                                             ------------           ------------           ------------
Net cash flows used in operating activities                    (1,743,886)               (65,027)              (589,635)
                                                             ------------           ------------           ------------
Investing activities
  Purchase of equipment                                           (23,504)                    --                 (1,440)
  Purchase of short-term investments                           (2,472,839)                    --               (322,644)
  Redemption of short-term investments                          2,493,484                 22,840                970,644
  Cash acquired from acquisition                                   21,016                     --                 21,016
                                                             ------------           ------------           ------------
Net cash flows provided by investing activities                    18,157                 22,840                667,576
                                                             ------------           ------------           ------------
Financing activities
  Proceeds from common stock issuances                          1,718,249                     --                     --
  Proceeds from related party loans                                61,741                 61,741                     --
  Proceeds from note payable                                       50,000                 50,000                     --
                                                             ------------           ------------           ------------
Net cash flows provided by financing activities                 1,829,990                111,741                     --
                                                             ------------           ------------           ------------

Effect of exchange rate changes on cash                           (91,385)               (56,912)               (30,898)
                                                             ------------           ------------           ------------

Increase in cash and cash equivalents                              12,876                 12,642                 47,043

Cash and cash equivalents - beginning of period                        --                    234                 36,589
                                                             ------------           ------------           ------------

Cash and cash equivalents - end of period                          12,876                 12,876                 83,632
                                                             ============           ============           ============
Supplementary disclosures:
  Interest paid                                                        --                     --                     --
  Income taxes paid                                                    --                     --                     --
                                                             ------------           ------------           ------------

Significant non-cash investing and financing activities:
  Stock issuance for acquisition                                2,601,077                     --              2,601,077
  Increase intangible asset due to acquisition                  2,551,400                     --              2,551,400
  Accounts payable increased due to acquisition                    30,986                     --                 30,986
                                                             ------------           ------------           ------------

                 (The accompanying notes are an integral part of
                    these consolidated financial statements)

Sky Harvest Windpower Corp.
(A Development Stage Company)
Notes to the Unaudited Interim Consolidated Financial Statements
February 28, 2011
(Expressed in US Dollars)

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

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, the successful exploitation of economically recoverable electricity in its wind power projects, and the attainment of profitable operations. As at February 28, 2011, the Company has accumulated losses of $2,890,933 since inception. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Sky Harvest Windpower Corp.
(A Development Stage Company)
Notes to the Unaudited Interim Consolidated Financial Statements
February 28, 2011
(Expressed in US Dollars)

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

The Company believes the fair value of its financial instruments consisting of cash, other receivables, accounts payable, amounts due to related parties and notes payable approximate their carrying values due to the relatively short maturity of these instruments.

Sky Harvest Windpower Corp.
(A Development Stage Company)
Notes to the Unaudited Interim Consolidated Financial Statements
February 28, 2011
(Expressed in US Dollars)

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

     (iii)Repairs and Maintenance

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

Sky Harvest Windpower Corp.
(A Development Stage Company)
Notes to the Unaudited Interim Consolidated Financial Statements
February 28, 2011
(Expressed in US Dollars)

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

Sky Harvest Windpower Corp.
(A Development Stage Company)
Notes to the Unaudited Interim Consolidated Financial Statements
February 28, 2011
(Expressed in US Dollars)

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

n. Comprehensive Income

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive income and its components in the consolidated financial statements. As at February 28, 2011 and May 31, 2010, the Company`s only component of comprehensive income (loss) was foreign currency translation adjustments.

3. Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

4. Property and equipment

                                                      February 28,     May 31,
                                                         2011           2010
                                      Accumulated    Net Carrying   Net Carrying
                            Cost      Depreciation       Value          Value
                            ----      ------------       -----          -----
                             $             $               $              $

Computer equipment          6,213        (5,322)           891          1,141
Asset under construction   70,243            --         70,243         65,391
Wind tower equipment       22,116       (21,006)         1,110          4,429
                          -------       -------        -------        -------
                           98,572       (26,328)        72,244         70,961
                          =======       =======        =======        =======

5. Intangible Assets

                                                      February 28,     May 31,
                                                         2011           2010
                                      Accumulated    Net Carrying   Net Carrying
                            Cost      Depreciation       Value          Value
                            ----      ------------       -----          -----
                             $             $               $              $

Website development         2,442        (2,442)             --             --
Wind farm assets        2,551,440            --       2,551,440      2,551,440
                       ----------       -------      ----------     ----------
                        2,553,882        (2,442)      2,551,440      2,551,440
                       ==========       =======      ==========     ==========

Sky Harvest Windpower Corp.
(A Development Stage Company)
Notes to the Unaudited Interim Consolidated Financial Statements
February 28, 2011
(Expressed in US Dollars)

6. Short-term Investments

     a) On July 28, 2010, the Company purchased a term deposit in the amount of CDN $11,500, bearing floating interest rate of 0.50%, maturing on September 1, 2010. During the nine months ended February 28, 2011, the Company redeemed the short term deposit.
     b) On October 30, 2009, the Company purchased a term deposit in the amount of CDN $12,334, bearing floating interest rate of prime rate less 1.85%, maturing on October 29, 2010. During the nine months ended February 28, 2011, the Company redeemed the short term deposit.

7. Note Payable

During the nine months ended February 28, 2011, the Company received an advance from a third party in the amount of $50,000. The amount is unsecured, non-interest bearing and due on demand.

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

As of February 28, 2011, the Company had issued 885,000 shares of common stock to holders of 885,000 shares of exchangeable preferred shares of its subsidiary Keewatin Wind Power Corp., pursuant to them exercising their exchange rights. As of February 28, 2011, there were 15,515,016 outstanding exchangeable shares (May 31, 2010 - 15,515,016 shares).

As the exchangeable shares have already been recognized in connection with the acquisition of Sky Harvest - Saskatchewan, the value ascribed to these shares on exchange is $Nil.

9. Related Party Transactions

     a) During the nine months ended February 28, 2011, the Company incurred $30,903 (2010 - $87,565) for management services provided by a former director and a principal shareholder of the Company. As at February 28, 2011, the Company has recognized prepaid management fees of $nil (May 31, 2010 - $4,791) and the former director is indebted to the Company for $15,866, which is included in other receivables at February 28, 2011. As at May 31, 2010, the former director is indebted to the Company for $10,650.
     b) During the nine months ended February 28, 2011, the Company incurred $47,092 (2010 - $46,131) to a company controlled by a director and principal shareholder of the Company for management services. As at February 28, 2011, the Company is indebted to that company and the Company's director for $61,313 (May 31, 2010 - $109), which is non-interest bearing, unsecured and due on demand.
     c) On June 18, 2010, the Company entered into a loan agreement with a shareholder for $27,000 which is payable within three months a written demand is received from the note holder. The amount is unsecured and bears interest at 15% per annum. As at February 28, 2011, accrued interest of $2,829 was recorded. During the nine months ended February 28, 2011, the Company received an advance of $31,911 (CDN$31,000) from the same shareholder. The amount is unsecured, non-interest bearing and has no terms of repayment.

These related party transactions are recorded at the exchange amount, being the amount established and agreed to by the related parties.

Sky Harvest Windpower Corp.
(A Development Stage Company)
Notes to the Unaudited Interim Consolidated Financial Statements
February 28, 2011
(Expressed in US Dollars)

10. Stock Based Compensation

On September 11, 2009, the Company's board of directors adopted the 2009 Stock Option Plan (the "Plan") which provides for the granting of stock options to acquire up to 2,900,000 common shares of the Company to eligible employees, officers, directors and consultants of the Company. At February 28, 2011, the Company had 1,650,000 shares of common stock available to be issued under the Plan.

On September 11, 2009, pursuant to the Plan, the Company granted 1,000,000 options with immediate vesting to directors, officers, and employees to acquire 1,000,000 common shares at an exercise price of $0.51 per share exercisable for 5 years and recorded stock-based compensation for the vested options of $493,939, as general and administrative expense.

On September 11, 2009, pursuant to the Plan, the Company granted 250,000 options to consultants to acquire 250,000 common shares at an exercise price of $0.51 per share exercisable for 5 years. The options granted vest at the rate of 12.5% every 90 days from the date of grant. The Company recorded stock based compensation of $82,070, as general and administrative expense.

The fair value for stock  options  vested  during the nine  month  period  ended
February 28, 2011was estimated at the vesting date using the Black-Scholes option-pricing model and the weighted average fair value of stock options vested was $0.39 per share.

The weighted average assumptions used are as follows:

                                                       Nine months
                                                          Ended
                                                     February 28, 2011
                                                     -----------------

Expected dividend yield                                       0%
Risk-free interest rate                                    1.87%
Expected volatility                                         371%
Expected option life (in years)                            4.00

The following table summarizes the continuity of the Company's stock options:

                                                                       Weighted
                                              Weighted                  Average
                                              Average     Remaining    Aggregate
                                 Number of    Exercise   Contractual   Intrinsic
                                  Options      Price     Term (years)    Value
                                  -------      -----     ------------    -----
                                                 $                         $

Outstanding: May 31, 2010        1,250,000      0.51
  Granted                               --        --
  Expired                         (333,333)     0.51
                                 ---------      ----

Outstanding: February 28, 2011     916,667      0.51        3.54           --
                                 =========      ====        ====         ====

Exercisable: February 28, 2011     822,917      0.51        3.54           --
                                 =========      ====        ====         ====

Sky Harvest Windpower Corp.
(A Development Stage Company)
Notes to the Unaudited Interim Consolidated Financial Statements
February 28, 2011
(Expressed in US Dollars)

10. Stock Based Compensation (continued)

A summary of the status of the Company's non-vested stock options as of February 28, 2011, and changes during the year ended February 28, 2011, is presented below:

                                                                Weighted Average
                                                 Number of         Grant Date
Non-vested options                                options          Fair Value
------------------                                -------          ----------
                                                                       $

Non-vested at May 31, 2010                        187,500             0.55

Granted                                                --               --
Forfeited/Cancelled                                    --               --
Vested                                            (93,750)            0.39
                                                 --------             ----

Non-vested at February 28, 2011                    93,750             0.11
                                                 ========             ====

At February 28, 2011, there was $1,599 of unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Plan, which is expected to be recognized over a weighted average period of 0.53 years.

11. Commitments and Contingencies

On February 23, 2009, the Company entered into a consulting agreement with a consultant (the "Consultant"). Pursuant to the agreement, the Consultant provided investor relations services for the Company from February 24, 2009 to July 5, 2009. In consideration for the investor relations services, the Company agreed to pay the Consultant $5,000 per month and to issue 15,000 shares of the Company's common stock. At February 28, 2011, the fair value of the 15,000 shares issuable was $6,750 and is included in common stock subscribed.

12. Subsequent Events

In accordance with ASC 855, Subsequent Events, the Company has evaluated subsequent events through the date of issuance of the unaudited interim consolidated financial statements. During this period, the Company did not have any material recognizable subsequent events except the following:

     a) On March 10, 2011, the Company adopted a stock option plan (the "2011 Stock Option Plan") under which the Company is authorized to grant stock options to acquire up to 5,000,000 shares of common stock. On March 10, 2011, the Company granted 1,525,000 stock options under the 2011 Stock Option Plan, exercisable at $0.10 per share on or before March 10, 2016.
     b) The Company is proposing a private placement financing consisting of the sale of up to 2,000,000 shares of its common stock at a price of $0.25 per share for gross proceeds of $500,000. The Company has also agreed to issue 40,000 shares of common stock as a finder's fee in connection with the financing.

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

Our consolidated financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles. In this quarterly report, unless otherwise specified, all references to "common shares" refer to the common shares in our capital stock and the terms "we", "us" and "our", "the Company" and "Sky Harvest" mean Sky Harvest Windpower Corp., a Nevada Corporation and its subsidiaries.

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

RECENT CORPORATE DEVELOPMENTS

On September 1, 2010, we appointed William Iny as our President, CEO, CFO, Secretary and Treasurer in place of Chris Craddock, who resigned from these positions on the same date. Mr. Craddock also resigned as a director on September 1, 2010. Mr. Iny also replaced Mr. Craddock as the sole director and officer of our subsidiaries on the same date.

On March 10, 2011, we announced the adoption of the 2011 stock option plan. A total of 5,000,000 shares of common stock are available for issuance under the 2011 stock option plan. Concurrent with the adoption of the 2011 Stock Option Plan, we granted incentive stock options on an aggregate of 1,525,000 shares of our common stock to our current director and officer, as well as eligible consultants. These stock options are exercisable at a price of $0.10 per share for a period of five years.

On April 4, 2011, we announced that we are proceeding with a private placement consisting of the sale of up to 2,000,000 shares of our common stock at $0.25 each for aggregate proceeds of $500,000. We have also agreed to issue 40,000 shares of common stock as a finder's fee in connection with the financing. We intend to use the proceeds from the private placement for pre-development costs in connection with our proposed wind power development projects located in Saskatchewan, Canada, as well as for general working capital.

RESULTS OF OPERATIONS

The following summary of our results of operations should be read in conjunction with our unaudited interim consolidated financial statements for the fiscal quarter ended February 28, 2011, which are included herein.

                                       Three months ended February 28,
                                 2011        2010           Increase/(Decrease)
                               --------    --------         -------------------
                                   $           $             $            %

Revenue                               0           0             0        N/A
Expenses                         74,712     204,935      (130,223)     (63.5%)
Foreign exchange (gain) loss    (37,031)     (1,370)      (35,661)       N/A
Interest income                       0        (170)          170        N/A
                               --------    --------      --------     ------
Net Loss                         37,681     203,395      (165,714)     (83.1%)
                               ========    ========      ========     ======

                                       Nine months ended February 28,
                                 2011        2010           Increase/(Decrease)
                               --------    --------         -------------------
                                   $           $             $            %

Revenue                               0            0               0      N/A
Expenses                        284,768    1,417,949      (1,133,181)   (79.9%)
Foreign exchange (gain) loss    (47,074)     (30,908)        (16,166)     N/A
Interest income                     (24)      (1,994)          1,970      N/A
                               --------    ---------      ----------    -----
Net Loss                        237,670    1,385,047      (1,147,377)   (82.8%)
                               ========    =========      ==========    =====

REVENUES

We recorded a net operating loss of $74,712 for the fiscal quarter ended February 28, 2011 and have an accumulated deficit of $2,971,182 since inception. We have had no operating revenues since our inception on February 25, 2005 through to the fiscal quarter ended February 28, 2011. We anticipate that we will not generate any revenues while we are a development stage company.

EXPENSES

Our expenses for the three and nine months ended February 28, 2011 and 2010 are outlined below:

                                       Three months ended February 28,
                                 2011        2010           Increase/(Decrease)
                               --------    --------         -------------------
                                   $           $             $            %

Consulting fees                   3,234      10,131          (6,897)    (68.1%)
Engineering and development      21,598      43,376         (21,778)    (50.2%)
Management fees                  15,924      79,353         (63,429)    (79.9%)
Professional fees                10,639      13,456          (2,817)    (20.9%)
General and administrative       23,317      58,619         (35,302)    (60.2%)
                               --------    --------        --------    ------
Net Operating Loss               74,712     204,935        (130,223)    (63.5%)
                               ========    ========        ========    ======

                                       Nine months ended February 28,
                                 2011        2010           Increase/(Decrease)
                               --------    --------         -------------------
                                   $           $             $            %

Consulting fees                  49,311      52,348          (3,037)     (5.8%)
Engineering and development      61,612     179,764        (118,152)    (65.7%)
Management fees                  77,994     172,905         (94,911)    (54.9%)
Professional fees                42,048     121,015         (78,967)    (65.3%)
General and administrative       53,803     649,416        (595,613)    (91.7%)
Acquired development costs           --     242,501        (242,501)   (100.0%)
                               --------   ---------      ----------     -----
Net Operating Loss              284,768   1,417,949      (1,133,181)    (79.9%)
                               ========   =========      ==========     =====

Consulting expenses decreased by $6,897 in the three month period ended February 28, 2011 compared to the three month period ended February 28, 2010, and by $3,037 in the nine month period ended February 28, 2011 compared to the nine month period ended February 28, 2010. These decreases primarily related to a reduction in fees paid for investor relations services.

Engineering and development expenses decreased by $21,778 in the three month period ended February 28, 2011 compared to the three month period ended February 28, 2010, and by $118,152 in the nine month period ended February 28, 2011 compared to the nine month period ended February 28, 2010. This decrease is a result of reduced development work on our wind power projects.

Management fees decreased by $63,429 in the three month period ended February 28, 2011 compared to the three month period ended February 28, 2010, and by $94,911 in the nine month period ended February 28, 2011 compared to the nine month period ended February 28, 2010. These decreases in management fees are a result of termination of our management contract with Chris Craddock, who ceased providing us with management services on September 1, 2010. Since that date, William Iny, our president and sole director, has provided us with management services for remuneration of $5,000 per month.

Professional fees, consisting primarily of legal and accounting costs, decreased by $2,817 in the three month period ended February 28, 2011 compared to the three month period ended February 28, 2010, and by $78,967 in the nine month period ended February 28, 2011 compared to the nine month period ended February 28, 2010. These decreases are due to the fact that we incurred higher than usual professional fees in fiscal 2010 in connection with our acquisition of Sky Harvest - Saskatchewan and the creation of a stock option plan.

General and administrative expenses decreased by $35,302 in the three month period ended February 28, 2011 compared to the three month period ended February 28, 2010, and by $595,613 in the nine month period ended February 28, 2011 compared to the nine month period ended February 28, 2010. The decrease in this category of expenses resulted chiefly from an adjustment to the fair value of unvested options awarded under the Company's 2009 Stock Option plan.

Acquired development costs amounting to $242,501 expensed during the three months ended August 31, 2009, represent development costs incurred by Sky Harvest - Saskatchewan prior to acquisition by the Company on July 11, 2009.

FOREIGN EXCHANGE (GAIN) LOSS

Foreign currency transactions are primarily undertaken in Canadian dollars. Foreign exchange gains and losses arise from the translation of transactions in Canadian dollars into US dollars. Foreign currency exchange rates fluctuate, and gains and losses resulting from these fluctuations recognized as they occur. Company has not, to the date of this report, utilized derivative instruments to offset the impact of foreign currency fluctuations.

INTEREST INCOME

We did not generate interest in the three month period ended Feburary 28, 2011. The Company has redeemed funds previously held in term deposits in order to fund development of its wind power projects and continued corporate operations.

LIQUIDITY AND CAPITAL RESOURCES

Our financial condition as at February 28, 2011, and May 31, 2010, our fiscal year end, and the changes for on those dates are summarized as follows:

WORKING CAPITAL

                            February 28,       May 31,
                               2011             2010        Increase/Decrease
                             --------         --------     -------------------
                                $                $            $            %

Current Assets                 54,646           75,343     (20,697)     (27.5%)
Current Liabilities           385,624           98,116     287,508        293%
                             --------         --------    --------      -----
Working Capital              (330,978)         (22,773)   (308,205)       N/A
                             ========         ========    ========      =====

The decrease in our working capital position of $308,205 from May 31, 2010, the date of our most recently fiscal year end, to February 28, 2011 was primarily due to a decrease in prepaid expenses and amounts due from related parties coupled with increases in accounts payable, amounts due to related parties and notes payable in connection with loans we have received since our fiscal year end.

CASH FLOWS

                                                                  Nine months ended February 28,
                                                            2011         2010       Increase/(Decrease)
                                                          --------     --------     -------------------
                                                              $           $             $           %
Cash Flows from (used in) Operating Activities             (65,027)    (589,635)    (524,608)      N/A
Cash Flows provided by (used in) Investing Activities       22,840      667,576     (644,736)    (96.6%)
Cash Flows provided by Financing Activities                111,741           --      111,741       N/A
Effect of exchange rate changes on cash                    (56,912)     (30,898)      26,014       N/A
                                                          --------     --------     --------     -----
Net increase (decrease) in cash during period               12,642       47,043       34,401     (73.1%)
                                                          ========     ========     ========     =====

During the nine months ended February 28, 2011, we used net cash in operating activities in the amount of $65,027. This cash outflow primarily consisted of payments for general and administrative expenses, audit fees, and wind property lease payments.

The $22,840 in cash flows provided by investing activities during the nine months ended February 28, 2011 represents funds we received by redeeming short-term investments in the form of term deposits.

The $111,741 in cash flows provided by financing activities during the nine months ended February 28, 2011 represents third party loans that we received during the period.

DISCLOSURE OF OUTSTANDING SHARE DATA

WARRANTS

None

SHARE OPTIONS

On September 11, 2009, we granted stock options to directors, officers and key advisors to acquire up to 1,250,000 shares of common stock exercisable at $0.51 per share on or before September 11, 2014.

A summary of our stock option activity is as follows:

                                                                     Weighted
                                                                     Average
                                                Number of            Exercise
                                                 Options              Price
                                                 -------              -----
                                                                        $

Balance as at May 31, 2010                      1,250,000              0.51
  Granted                                              --                --
  Cancelled                                            --                --
  Expired                                        (333,333)             0.51
  Exercised                                            --                --
                                               ----------              ----
Balance, as at November 20, 2010                  916,667              0.51
                                               ==========              ====

FUTURE FINANCINGS

We recorded a net operating loss of $237,670 for the nine month period ended February 28, 2011 and have an accumulated deficit of $2,971,182 since inception. As of February 28, 2011 we had cash and cash equivalents totaling $12,876 (May 31, 2010 - $234).

As of the date of this report, management anticipates that we will require at least $350,000 to fund our corporate operations and proposed exploration and development program for the next 12 months. As well, we will require approximately an additional $400,000 to cover our current outstanding liabilities. Accordingly, we do not have sufficient funds to meet our planned expenditures over the next 12 months. In addition, we will require further financing in order to fund our anticipated expenses for the construction of the proposed wind turbine project.

We have begun sourcing additional debt or equity financing to cover the balance of the anticipated costs for the next 12 months. During the nine month period ended November 30, 2010, we received $111,741 in loans from third parties. Subsequent to the quarter ended February 28, 2011, we announced that we are proceeding with a private placement financing whereby we intend to sell up to 2,000,000 shares of our common stock at a price of $0.25 each for aggregate proceeds of $500,000. However, there is no assurance that we will successfully complete this financing.

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

IF WE ARE NOT ABLE TO OBTAIN AN INTEREST IN A SUITABLE PROPERTY WITH A POTENTIAL WIND RESOURCE, OUR BUSINESS WILL FAIL.

Third parties own the lands on which we will seek to construct wind projects. We have entered into land lease agreements covering approximately 15,520 acres that relate to our primary project, which is located in southwestern Saskatchewan, which we refer to as the Sky Harvest Project. These agreements allow us to erect wind turbines and install ancillary equipment, subject, in certain circumstances, to the payment of lease payments prior to construction of the project. Even though we own leasehold interests in these properties, we may not be able to obtain the financing necessary to complete lease obligations. If we are unable to maintain our property interests, our business will fail.

We will need to enter into land leases or other appropriate agreements in order to erect wind turbines and install ancillary equipment on the Keewatin Project and Matador Project sites, which are also located in southwestern Saskatchewan. We have entered into agreements to operate meteorological towers on the properties comprising the Keewatin and Matador Projects in southwestern Saskatchewan. However, we do not yet have an arrangement whereby we may erect turbines on the properties.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable

ITEM 4. CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Exchange Act, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures at February 28, 2011, which is the end of the period covered by this report. This evaluation was carried out by our principal executive officer and principal financial officer. Based on this evaluation, our principal executive officer and principal financial officer has concluded that the design and operation of our disclosure controls and procedures were effective as at the end of the period covered by this report.

Based on his evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal controls over financial reporting were not effective as of February 28, 2011 and were subject to material weakness.

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

During the three months ended February 28, 2011, our internal control over financial reporting was not subject to any changes.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

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

SKYHARVEST WINDPOWER CORP.


/s/ William Iny
---------------------------------------------------
William Iny
Chief Executive Officer and Chief Financial Officer
Principal Executive Officer, Principal Accounting
Officer and Principal Financial Officer
Date: April 14, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


/s/ William Iny
---------------------------------------------------
William Iny
Chief Executive Officer, Chief Financial Officer,
President, Treasurer, Secretary, and Director,
Principal Executive Officer, Principal Accounting
Officer and Principal Financial Officer
Date: April 14, 2011