Form 10-K
period 2011-05-31
Sky Harvest Windpower Corp.
filed 2011-09-13
CIK 1332445

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 12b-25
                           NOTIFICATION OF LATE FILING

Commission File Number: 000-52410                      Cusip Number: 83084A 10 2
                       ----------                                   ------------
(Check One):  [X] Form 10-K                   [ ] Form 10-Q
              [ ] Form 20-F  [ ] Form 11-K    [ ] Form N-SAR

For Period Ended: May 31, 2011
                 ------------------------
[ ] Transition Report on Form 10-K    [ ] Transition Report on Form 20-F
[ ] Transition Report on Form 11-K    [ ] Transition Report on Form 10-Q
[ ] Transition Report on Form N-SAR

For the Transition Period Ended:

If the notification relates to a portion of the filing checked above, identify the Item(s) to which the notification relates:

PART I - REGISTRANT INFORMATION

                           Sky Harvest Windpower Corp.
                           ---------------------------
                             Full Name of Registrant

                                      N/A
                            -------------------------
                            Former Name if Applicable

                       890 West Pender Street, Suite 710
            ---------------------------------------------------------
            Address of Principal Executive Office (Street and Number)

                          Vancouver, BC, Canada V6C 1J9
                          -----------------------------
                            City, State and Zip Code

PART II - RULES 12b-25(b) and (c)

If the subject report could not be filed without unreasonable effort or expense and the registrant seeks relief pursuant to Rule 12b-25(b), the following should be completed. (Check box if appropriate)

[X] (a) The reasons described in reasonable detail in Part III of this form could not be eliminated without unreasonable effort or expense;

[X] (b) The subject annual report, semi-annual report, transition report on Form 10-K, Form 20-F, 11-K, Form N-SAR, or portion thereof, will be filed on or before the fifteenth calendar day following the prescribed due date; or the subject quarterly report or transition report on Form 10-Q, or portion thereof will be filed on or before the fifth calendar day following the prescribed due date; and

[ ] (c) The accountant's statement or other exhibit required by Rule 12b-25(c) has been attached if applicable.

PART III - NARRATIVE

State below in reasonable detail the reasons why the Form 10-K and Form 10-KSB, 11-K, 20-F, 10-Q and Form 10-QSB, N-SAR, or other transition report or portion thereof, could not be filed within the prescribed period.

     The Registrant's auditor has indicated that it will require addition time to complete the audit of the Registrant's financial statements for the fiscal year ended May 31, 2011. As a result of this delay, the Company is unable to file its Annual Report on Form 10-K within the prescribed time period. The Company expects to file within the extension period.

PART IV - OTHER INFORMATION

(1) Name and telephone number of person to contact in regard to this notification

           William Iny                   604              267-3041
           -------------------------------------------------------------
           (Name)                     (Area Code)     (Telephone Number)

(2) Have all other periodic reports required under Section 13 or 15(d) of the Securities Exchange Act of 1934 or Section 30 of the Investment Company Act of 1940 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), been filed? If answer is no,
     identify report(s).                                          [X] YES [ ] NO

(3) Is it anticipated that any significant change in results of operations from the corresponding period for the last fiscal year will be reflected by the earnings statement to be included in the subject report or portion thereof?
                                                                  [ ] YES [X] NO

If so, attach an explanation of the anticipated change, both narratively, and, if appropriate, state the reasons why a reasonable estimate of the results cannot be made.

                           SKY HARVEST WINDPOWER CORP.
                  --------------------------------------------
                  (Name of Registrant as Specified in Charter)

has caused this notification to be signed on its behalf by the undersigned hereunto duly authorized.

Date: August 29, 2011                      By: /s/ William Iny
                                               ---------------------------------
                                               William Iny
                                               President