Form 10-K/A
period 2011-05-31
Sky Harvest Windpower Corp.
filed 2011-09-20
CIK 1332445

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                     For the fiscal year ended: May 31, 2011
                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

            For the transition period from ___________ to ___________

                        Commission file number: 000-52410


                           SKY HARVEST WINDPOWER CORP.
             (Exact name of registrant as specified in its charter)

           Nevada                                                   N/A
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

890 West Pender Street, Suite 710, Vancouver, BC, Canada           V6C 1J9
      (Address of principal executive offices)                   (Zip Code)

                                 (604) 267-3041
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act

Title of Each Class                    Name of each Exchange on which registered
-------------------                    -----------------------------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ] Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act


Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

The aggregate market value of common stock held by non-affiliates of the registrant, based upon the last closing price of $0.30 for the registrant's common stock on September 8, 2011 as reported for such date by the OTC Bulletin Board was approximately $3,053,232. Common stock held by each executive officer and director of the registrant and by each person who owns 5% or more of the outstanding common stock have been excluded from this computation because such persons may be deemed affiliates of the registrant. This determination of affiliate status for this purpose does not reflect a determination that any persons are affiliates for any other purposes.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 31,702,016 shares of common stock are issued and outstanding as of September 8, 2011 (including 15,680,016 shares of common stock reserved for issuance in exchange for certain outstanding exchangeable securities of the registrant).

                       DOCUMENTS INCORPORATED BY REFERENCE

                                 Not Applicable

                                EXPLANATORY NOTE

This Amendment No. 1 to our Form 10-K is being filed due to the incorrect filing initially of our Form 10-K for the year ending May 31, 2011 due to an internal error by our Filing Agent.



                           SKY HARVEST WINDPOWER CORP
                       (formerly Keewatin Windpower Corp)
                    Form 10-K for the year ended May 31, 2011

                                Table of Contents

                                     PART I

ITEM 1     BUSINESS                                                            4
ITEM 1A    RISK FACTORS                                                       12
ITEM 1B    UNRESOLVED STAFF COMMENTS                                          15
ITEM 2     PROPERTIES                                                         15
ITEM 3     LEGAL PROCEEDINGS                                                  16
ITEM 4     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                16

                                     PART II

ITEM 5     MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS
           AND ISSUER PURCHASES OF EQUITY SECURITIES                          17
ITEM 6     SELECTED FINANCIAL DATA                                            18
ITEM 7     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS                                              18
ITEM 7A    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK         23
ITEM 8     CONSOLIDATED ANNUAL FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA    23
ITEM 9     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
           FINANCIAL DISCLOSURE                                               42
ITEM 9A    CONTROLS AND PROCEDURES                                            42
ITEM 9B    OTHER INFORMATION                                                  43

                                    PART III

ITEM 10    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE             44
ITEM 11    EXECUTIVE COMPENSATION                                             47
ITEM 12    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
           RELATED STOCKHOLDER MATTERS                                        50
ITEM 13    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
           INDEPENDENCE                                                       51
ITEM 14    PRINCIPAL ACCOUNTING FEES AND SERVICES                             53

                                     PART IV

ITEM 15    EXHIBITS, FINANCIAL STATEMENT SCHEDULES                            55
SIGNATURES                                                                    57

                           FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. Forward-looking statements are projections in respect of future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "intends", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential", or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in Item 1A "Risk Factors" commencing on page 11 of this report, which may cause our or our industry's actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or performance. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

In this report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to "common shares" refer to the common shares in our capital stock.

As used in this quarterly report, the terms "we", "us", "our", the "Company" and "Sky Harvest" mean Sky Harvest Windpower Corp.

FOREIGN CURRENCY AND EXCHANGE RATES

All amounts in this annual report are stated in United States Dollars unless otherwise indicated. For purposes of consistency, Canadian Dollars have been converted into United States currency at a rate of $1.0324, which is the noon exchange rate as of May 31, 2011 of Bank of Canada.

                                     PART I

ITEM 1. BUSINESS

CORPORATE OVERVIEW

We are a development stage company in the business of electrical power generation through the use of wind energy. We currently own leasehold interests in certain lands located in southwest Saskatchewan, Canada that comprise over 15,000 acres. Our agreements with land owners provide that we are permitted to erect wind power facilities on these properties for the purpose of generating and selling electricity. We also hold the right to explore certain additional lands in southwest Saskatchewan for the purpose of determining whether they possess wind resources that justify the erection of electrical power generation facilities on them.

We have not generated any revenue from operations since our incorporation. We do not anticipate earning any revenue until we have secured a power purchase agreement to sell electricity that we generate, erected wind turbines on our properties, connected our wind turbines to the electrical supply grid, and commenced the production of electricity. There is no assurance that we will be able to accomplish any or all of these objectives.

We were incorporated as Keewatin Windpower Corp. in the State of Nevada on February 25, 2005. We changed our name to Sky Harvest Windpower Corp. on September 1, 2009. Our resident agent is Empire Stock Transfer Inc., 1859 Whitney Mesa Drive, Henderson, NV, 89014. We are a United States and British
Columbia reporting public company, and our shares are quoted on the FINRA OTC Bulletin Board under the symbol "SKYH". Our head office is in Vancouver, Canada.

OUR BUSINESS

The business of Sky Harvest Windpower Corp. is to identify potential wind power project sites in Canada in the range of 100 to 200 megawatt capacity, collect wind data on the sites, evaluate the wind resource, and conduct initial environmental screening studies and community relations activities.

Once a project site is sufficiently advanced, we will seek to identify a joint venture partner with the financial and operational resources necessary to construct and operate the project and negotiate a power purchase agreement with a public utility. We anticipate earning revenue through the provision of development services to projects during the construction phase, and from completed projects once they commence the electricity production through the retention of a significant minority equity interest in the projects.

TECHNICAL BACKGROUND

Electricity is generated by wind power using a turbine. Wind passing over the blades of the turbine causes them to rotate, driving a generator which produces electrical current. A turbine is capable of generating a specified number of megawatts, referred to as its "nameplate capacity". The total capacity of the project is calculated as the sum of the nameplate capacities of the turbines installed on the site. The number of turbines that can economically occupy a specified area of land depends upon a number of factors including the predominant wind direction, the topography of the property, the dimensions of the property, the size of the turbines and their relative positions on the property.

The most important criteria for the assessment of a wind power project are the speed of the wind on a property, measured in meters per second, and the number of hours that the wind moves at various speeds. This calculation is referred to as the "capacity" of the wind resource.

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

Capacity Factor(CF)=      electricity produced during the period (MW x h)
                     -----------------------------------------------------------
                     installed capacity (MW) x number of hours in the period (h)

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

COMPETITIVE BUSINESS CONDITIONS

The alternative energy business is currently experiencing a strong growth phase in North America. Several developers with existing generating facilities and new developers with land holdings are engaged in the wind power business in the province of Saskatchewan. We will be competing with other independent power producers for transmission and supply contracts. In addition, traditional fossil fuel producers in the region may be able to generate and supply electricity to customers at prices below historical levels, depending on market conditions for oil, coal, and natural gas.

In 2004, the Canadian government executed the Kyoto Accord, an international treaty whereby countries mutually agree to reduce the amount of greenhouse gases they emit. In order to meet their obligations under the Kyoto Accord, many Canadian utilities will be required to reduce the generation of electricity from fossil fuels and rely on environmentally sustainable alternatives such as solar and wind generated power. However, if fossil fuel prices remain low and, in the absence of public policy initiatives to mandate alternative energy sources, electricity consumers are not prepared to pay higher prices for wind generated power, our ability to execute a profitable power purchase agreement will be in doubt. Our competitive advantage is expected to be providing electricity generated without greenhouse gas emissions based on our ability to secure exclusive rights to generate wind power on key land parcels.

PRINCIPAL SUPPLIERS

Wind, the "fuel" that drives a wind power generating plant is, by definition, free and inexhaustible. The major cost categories for a wind power project are the turbines, balance of station costs, which include all necessary infrastructures, and the cost of connection to the transmission grid. Once in operation, there are ongoing costs for monitoring, maintenance, repairs and replacement.

The wind power business is global with the majority of turbines being manufactured in Europe and the United States. Existing wind power projects in Canada have generally selected turbines supplied by Vestas Wind Systems Inc. or General Electric Energy. Both of these companies have corporate offices in Canada.

DISTRIBUTION METHODS OF THE PRODUCTS OR SERVICES

Any electricity that a project produces will be sold to a public utility located in the province of Saskatchewan, or in the neighboring Canadian provinces of Alberta or Manitoba, or in the state of North Dakota. If a public utility other the Saskatchewan Power Corporation (SaskPower) purchases the electricity, the Company will be required to make application to SaskPower under the Open Access Transmission Tariff agreement (OATT) for permission to use its electricity distribution grid. We have not made application to SaskPower under the OATT. If we make such an application, there is no assurance that SaskPower will grant us access to the distribution grid, or that we would achieve access on acceptable terms.

POWER PURCHASE AGREEMENT AND DEPENDENCE ON MAJOR CUSTOMERS

We intend to enter into an agreement, known as a power purchase agreement (PPA) to sell the electricity generated from our proposed wind power projects. PPAs typically include clauses regarding the price to be paid for the electricity in cents per kilowatt-hour, the term of the agreement (usually 10 to 20 years), terms of interconnection costs, and termination provisions. Due to our limited operations, it is unlikely that we will pursue a PPA independently. Instead, for each project, we will likely seek one or more potential joint venture partners that have wind power development experience and significant financial resources. To date, we have not entered into any joint venture agreements with any third parties relating to our projects.

If we are able to execute a PPA with a third party, then we intend to undertake the construction of a wind power project on the properties in which we have a leasehold interest. Banks and other lenders will typically finance up to 75% of wind power construction costs subject to review of the wind assessment data and the PPA. The lender will ensure the project has sound fiscal parameters necessary to be profitable, namely the price to be received per megawatt hour and the number of megawatts of rated capacity. We have not had any specific communications with any representative of a debt financing institution regarding any proposed wind power project.

Typical PPAs that power utilities in Canada execute provide for the supply of a specified number of megawatt-hours for a period of between ten and twenty years at a pre-determined fixed price. We expect that a future PPA will encompass all of the electricity that a particular project generates. For this reason, once we have entered into a PPA, we expect to be dependent upon that customer to a significant extent.

We intend to enter into a PPA with a public utility in the province of Saskatchewan. As the public utilities in Saskatchewan are government entities, counterparty risk is expected to be significantly lower than it would be if the customer were a for-profit entity.

If we are unable to enter into a PPA with a Saskatchewan provincial utility, we will consider executing a PPA with a similar utility in Manitoba, Canada, or with a for-profit utility in Alberta, Canada, or in the United States. If we enter into a PPA with a for-profit entity, counterparty risk will be increased.

As of the date of this report, we have not commenced substantive negotiations with any prospective purchaser, and there is no assurance that we will be able to successfully conclude a PPA on acceptable terms.

CURRENT PROJECTS

We initially decided to focus on the acquisition and development of potential wind power projects in the Canadian province of Saskatchewan for several reasons, including the high quality wind resource, the paucity of existing wind power installations, aging fossil fuel generating infrastructure, growing public and political support for green energy in the province, and the participation of that province in the OATT. The OATT is an agreement which allows independent power producers to transmit electricity via the province's electrical grid to public utilities in Saskatchewan and to neighboring jurisdictions in Canada and the United States.

KEEWATIN PROJECT

In June 2005, we identified a potential wind resource location, and in August 2005, we entered into an agreement with a land owner allowing the Company to erect a meteorological tower on land located in southwestern Saskatchewan. We erected a tower on the property in early October 2005 and commenced gathering wind data.

As of the date of this report, we have assessed wind speed data from the Keewatin site and have determined that the property has a wind resource that
warrants  the  further   collection   and  evaluation  of  wind  data,  and  the
commencement of initial engineering studies, environmental screening, and community relations activities.

Based on the wind data collected, we have identified the area in which we desire to acquire the rights to erect wind turbines. We believe that this area is ideally situated as it is removed from population centers, and is less than five miles from the nearest provincial electricity transmission line.

We have commenced initial negotiations with additional land owners in the region to acquire the rights to erect wind turbines at identified locations. However, no land lease agreements have been concluded and there is no assurance that we will be able to acquire the necessary rights on acceptable terms. As of the date of this report, we have not applied for any government permits or approvals for this project.

Prior to generating any revenue from the Keewatin project, we must accomplish the following business objectives:

     * Identify the lands over which we wish to acquire lease rights, and enter into lease agreements with the owners of those lands,
     * Complete initial engineering and environmental screening studies on the leased lands;
     * Identify a joint venture partner with the financial and operational resources necessary to construct and operate the project, and conclude a joint venture and development agreement with the joint venture partner on terms acceptable to both parties;
     *    In concert with the joint  venture  partner,  complete  the  necessary engineering  and  environmental  studies,  and  obtain  all  necessary permits;
     * In concert with the joint venture partner, negotiate a PPA with a public utility;
     * In concert with the joint venture partner, arrange the equity and debt financing to fund the construction of the project;
     *    Complete the construction of the project;
     * Arrange for the connection of the project to the provincial electricity transmission grid; and
     *    Commence the generation of electricity.

SKY HARVEST PROJECT

In October 2005, Sky Harvest - Saskatchewan, which subsequently became our subsidiary, identified a potential wind power project site in southwestern Saskatchewan and commenced the collection of wind data. Analysis of the data collected indicates that the potential wind resource on the property exceeds the minimum capacity factor necessary to justify the planning and construction of a 150 megawatt wind power project on the site. We acquired Sky Harvest - Saskatchewan in July as we believe that in addition to being located in an excellent wind resource area, the project is ideally situated as it is removed from population centers, and is less than five miles from the nearest provincial electricity transmission line. At the time of our acquisition of Sky Harvest - Saskatchewan, its principal shareholders were two of our current directors, William Iny and Greg Yanke, as well as a former director of the Company.

Sky Harvest - Saskatchewan has concluded land lease agreements with landowners allowing us to erect wind turbines on approximately 15,000 acres. We have also completed initial engineering and environment screening studies on the site. At the initiation of the project, Sky Harvest - Saskatchewan committed to involve the local community in the development process and has fully briefed local council members on the details of the proposed development. The local municipal authority responded positively to the proposed project and voted unanimously to amend a by-law allowing wind power development in the rural municipality. As of the date of this report, we have not applied for any government permits or approvals for the project.

We have prepared initial estimates of the cost of building and operating a power generation facility on the Sky Harvest project lands. As of the date of this report, project costs are expected to be in the range of $2.5 million per MW, based on 2011 costs. Cost estimates are likely to increase again before project construction commences, owing to the world-wide high demand for wind turbines, and the equipment and skilled resources required to construct a wind power facility. Management expects that project cost increases will be considered in the final determination of supply prices in a future PPA to be negotiated.

Prior to generating any revenue from the Sky Harvest project, we must accomplish the following business objectives:

     * Identify a joint venture partner with the financial and operational resources necessary to construct and operate the project, and conclude a joint venture and development agreement with the joint venture partner on terms acceptable to both parties;
     *    In concert with the joint  venture  partner,  complete  the  necessary engineering  and  environmental  studies,  and  obtain  all  necessary permits;
     * In concert with the joint venture partner, negotiate a PPA with a public utility;
     * In concert with the joint venture partner, arrange the equity and debt financing to fund the construction of the project;
     *    Complete the construction of the project;
     * Arrange for the connection of the project to the provincial electricity transmission grid; and
     *    Commence the generation of electricity.

MATADOR PROJECT

In 2007, we identified an additional potential wind power generation location near Beechy, Saskatchewan known as the Matador Pasture and entered into an agreement under permit with the Government of Saskatchewan allowing us to erect a meteorological on certain land located in southwestern Saskatchewan. We erected this tower in autumn of 2007 and commenced gathering wind data. We have determined that the Matador project hosts a wind resource that warrants the additional collection and evaluation of wind data, as well as the commencement of initial engineering studies, environmental screening, and community relations activities. The project is removed from population centers and is traversed by a 230 kilovolt provincial electricity transmission line.

The agreement with the Government of Saskatchewan respecting the lands that comprise the Matador project states that the government has no intention of permitting the study or development of wind power by another entity and will not permit the future development of another party within five miles of the land's borders should we develop wind power electrical generation facilities on the property.

We have not entered into any land lease agreements relating to the Matador project.

RECENT CORPORATE DEVELOPMENTS

Since the commencement of our fiscal year beginning June 1 2010, we have experienced the following significant corporate developments:

1. ADOPTION OF THE 2011 STOCK OPTION PLAN

     Effective March 10, 2011, our board of directors adopted the 2011 Stock Option Plan. The purpose of the 2011 Stock Option Plan is to enhance the long-term stockholder value of our company by offering opportunities to directors, officers, employees and eligible consultants of our company to acquire and maintain stock ownership in our company in order to give these persons the opportunity to participate in our company's growth and success, and to encourage them to remain in the service of our company. A total of 5,000,000 shares of common stock are available for issuance under the 2011 Stock Option Plan.

     The 2011 Stock Option Plan provides for the grant of incentive stock options and non-qualified stock options. Incentive stock options granted under the 2011 Stock Option Plan are those intended to qualify as "incentive stock options" as defined under Section 422 of the Internal Revenue Code. However, in order to qualify as "incentive stock options" under Section 422 of the Internal Revenue Code, the 2011 Stock Option Plan must be approved by the stockholders of our company within 12 months of its adoption. The 2011 Stock Option Plan has not been approved by our stockholders. Non-qualified stock options granted under the 2011 Stock Option Plan are option grants that do not qualify as incentive stock options under Section 422 of the Internal Revenue Code.

2. SASKATCHEWAN POWER CORPORATION REQUEST FOR QUALIFICATIONS

     In October 2009 Saskatchewan Power Corporation (SaskPower), the Crown Corporation responsible for electricity supply in the Canadian province of Saskatchewan announced its "Green Options Plan", stating its intention to procure up to 175MW of wind power from independent power producers. A formal Request for Qualifications (RFQ) was issued in December 2009. The RFQ sought to identify qualified bidders with the interest and capability to finance, build and operate a wind generation facility in the province. The closing date for the RFQ was March 15, 2010. Respondents which qualified will be invited to respond to a formal Request for Proposals in the spring of 2010. SaskPower set certain criteria, for respondents to the RFQ relating to, among other things, the size of the project, control of the proposed site, wind project expertise and financial strength of the proponent.

     We were unable to meet the financial criteria for the RFQ. We therefore negotiated the support of an international wind power developer to act as Joint Venture Developer and Financial Guarantor to the project, and submitted a response to the RFQ.

     On July 15, 2010, SaskPower informed us that we had not been qualified in the RFQ as the combined balance sheets of us and the Project Guarantor technically did not meet the financial requirements set out in the RFQ.

3. RESIGNATION OF OFFICER AND APPOINTMENT OF DIRECTORS

     On September 1, 2010, we appointed William Iny as its President, CEO, CFO, Secretary, and Treasurer in place of Chris Craddock, who resigned from these positions on the same date. Mr. Craddock also resigned as our director on September 1, 2010

     We appointed the following additional directors on the various dates indicated:

          Name of Director                   Date of Appointment
          ----------------                   -------------------
          Harry Bauskin                        April 14, 2011
          Patricia J. Shorr                    April 28, 2011
          Greg Yanke                           June 14, 2011

GOVERNMENT APPROVALS AND ENVIRONMENTAL LAWS

In order to erect turbines on a property, the Company may need to apply for, and obtain, municipal permits relating to zoning and building. Until the Company determines the exact locations of the sites within the property upon which it intends to erect turbines, it will not be able to determine the specific permitting requirements for its project. However, the potential turbine sites for the Company's wind power project are located in areas well removed from significant population centers.

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

DIRECTORS, OFFICERS AND EMPLOYEES

The Company has four directors, one of whom also serves as Chief Executive Officer and Chief Financial Officer. As of the date of this report, the Company has no employees, as the Company has engaged consultants and professional service firms to perform all the work necessary to advance the Company's projects. Employees will be engaged as and when the Company's activities warrant this.

PLAN OF OPERATIONS - YEAR ENDING MAY 31, 2012

During the fiscal year ending May 31, 2012, the Company intends to achieve the following business objectives:

CORPORATE ACTIVITIES

     * Raise additional financing to fund the continued operations of the Company.

KEEWATIN PROJECT

     *    Commence a Wind Resource Report and Site Engineering Assessment,
     * Commence assessment of potential environmental impacts of the proposed project,
     *    Commence a community relations program,
     *    Commence negotiation of land lease agreements with landowners.

SKY HARVEST PROJECT

     * Continue to monitor wind data and update the Wind Resource Report and Site engineering Assessment accordingly,
     * Continue discussions with a potential joint venture and development partner and reach a joint venture agreement in a form acceptable to both parties,
     * Continue the Community Development program to provide residents in the area with information on the project, and to allow for comments and mitigation,
     * Consult with First Nations groups that may be impacted by project development.

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

REPORTS TO SECURITY HOLDERS

We file reports and other information with the SEC. Historical information about our company and other information can be inspected and copied at the Public Reference Room of the SEC located at Room 1580, 100 F Street, N.E., Washington D.C. 20549. Copies of such materials, including copies of any portion of the registration statement, can be obtained from the Public Reference Room of the SEC at prescribed rates. You can call the SEC at 1-800-SEC-0330 to obtain information on the operation of the Public Reference Room. Such materials may also be accessed electronically by means of the SEC's home page on the Internet (http://www.sec.gov).

ITEM 1A. RISK FACTORS

RISKS RELATED TO OUR BUSINESS

IF WE DO NOT OBTAIN ADDITIONAL FINANCING OUR BUSINESS WILL FAIL.

Over the next 12 months, we expect to spend approximately $300,000 on administrative costs, including management and consulting fees, professional fees and general business expenses, including costs related to complying with our filing obligations as a reporting company. As our operations become more complex, it is anticipated that these costs will increase. We also expect incur a further $90,000 in pre-development costs related to our wind power projects. As well, we may also incur significant costs if we acquire additional assets in the energy sector.

As of the date of this report, we do not have sufficient cash on hand to fund all of these expenditures. We will need to raise additional debt or equity financing in order to cover remaining business costs. We do not currently have any arrangements for financing and may not be able to find such financing if required.

BECAUSE WE HAVE NOT COMMENCED BUSINESS OPERATIONS, WE FACE A HIGH RISK OF BUSINESS FAILURE.

We have not yet commenced business operations as an independent power producer. Accordingly, we have no way to evaluate the likelihood that our business will be successful. We were incorporated on February 25, 2005 and to date have been involved in conducting land assessments, acquiring leasehold interests in properties having the potential for wind power development, raising financing, and completing wind, environmental, and community assessments.

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

IF WE ARE NOT ABLE TO OBTAIN AN INTEREST IN A SUITABLE PROPERTY WITH A POTENTIAL WIND RESOURCE, OUR BUSINESS WILL FAIL.

The lands on which we will seek to construct wind projects are owned by other parties. We will need to enter into land leases or other appropriate agreements in order to erect wind turbines and install ancillary equipment on the Keewatin project and Matador project sites. We have entered into an agreement to operate a meteorological tower on a property comprising the Keewatin project and the Matador project in southwestern Saskatchewan. However, we do not yet have an arrangement whereby we may erect turbines on the property.

We have entered into land lease agreements covering approximately 15,000 acres in another area of southwestern Saskatchewan that we refer to as the Sky Harvest project, allowing us to erect wind turbines and install ancillary equipment, subject, in certain circumstances, to the payment of lease payments prior to construction of the project. Even though we own leasehold interests in these properties, we may not be able to obtain the financing necessary to complete lease obligations. If we are unable to maintain our property interests, our business will fail.

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

BECAUSE ALL OF OUR ASSETS, HALF OF OUR DIRECTORS, AND OUR SOLE OFFICER ARE LOCATED IN CANADA, U.S. RESIDENTS' ENFORCEMENT OF LEGAL PROCESS MAY BE DIFFICULT.

All of our assets are located in Canada. In addition, two of our four directors and our sole officer resides in Canada. Accordingly, service of process upon our company, or upon individuals related to Sky Harvest, may be difficult or impossible to obtain within the United States. As well, any judgment obtained in the United States against us may not be collectible within the United States.

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

IF WE ISSUE ADDITIONAL SHARES IN THE FUTURE, IT WILL RESULT IN THE DILUTION OF OUR EXISTING SHAREHOLDERS . Our certificate of incorporation authorizes the issuance of up to 100,000,000 shares of common stock with a par value of $0.001. Our board of directors may choose to issue some or all of such shares to acquire one or more businesses or to provide additional financing in the future. The issuance of any such shares will result in a reduction of the book value and market price of the outstanding shares of our common stock. If we issue any such additional shares, such issuance will cause a reduction in the proportionate ownership and voting power of all current shareholders. Further, such issuance may result in a change of control of our corporation.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable

ITEM 2. PROPERTIES

Our executive and head office is located at 890 West Pender Street, Suite 710, Vancouver, BC, Canada. Other than land lease agreements covering approximately 15,000 acres in southwestern Saskatchewan and agreements with a land owner and the Government of Saskatchewan, which provide the right to erect a meteorological tower on certain additional land located in southwestern Saskatchewan, we do not have an interest in any other property.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

Our common stock is quoted on the OTC Bulletin Board under the symbol "SKYH". The following table shows the quarterly range of high and low closing prices for our common stock over the fiscal quarters for the last two fiscal years as quoted on the OTC Bulletin Board. Investors should not rely on historical prices of our common stock as an indication of its future price performance. The last sale price of our common stock on September 2, 2011, was $0.30 per share.

Quarter Ended                           High                 Low
-------------                           ----                 ---
August 31, 2009                        $ 0.75              $ 0.30
November 30, 2009                      $ 0.75              $ 0.19
February 29, 2010                      $ 0.70              $ 0.32
May 31, 2010                           $ 0.69              $ 0.05
August 31, 2010                        $ 0.55              $ 0.01
November 30, 2010                      $ 0.55              $ 0.01
February 29, 2011                      $ 0.19              $ 0.10
May 31, 2011                           $ 0.60              $ 0.10

TRANSFER AGENT

The transfer agent and registrar for our common stock is:

     Empire Stock Transfer Inc.
     1859 Whitney Mesa Drive
     Henderson, NV 89014
     Phone: 702.818.5898
     Fax: 702.974.1444
     Website: www.empirestock.com.

HOLDERS OF COMMON STOCK

As of May 31, 2011, we have 30 registered shareholders holding 31,702,016 shares of our common stock.

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

RECENT SALES OF UNREGISTERED SECURITIES; USE OF PROCEEDS FROM REGISTERED SECURITIES

Other than as previously disclosed in our periodic filings pursuant to the Exchange Act during the fiscal year ended May 31, 2011, we did not sell any equity securities that were not registered under the Securities Act of 1933.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

None.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis should be read together with our Consolidated Financial Statements and the Notes to those statements included elsewhere in this Annual Report on Form 10-K and the Consolidated Financial Statements and the Notes to those statements included in our Form 10-K for the year ended May 31, 2011. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include those discussed below and elsewhere in this prospectus and registration statement.

Our audited consolidated annual financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

RESULTS OF OPERATIONS

The following summary of our results of operations should be read in conjunction with our audited consolidated annual financial statements for the year ended May 31, 2011 which are included herein.

                                   Year Ended May 31,       Increase/(Decrease)
                                   2011          2010           $          %
                                ----------    ----------    ---------     ---
Revenue                         $       --    $        --           --    N/A
Expenses                           965,699     1,586,238     (620,539)    (39%)
Foreign exchange loss (gain)        48,837       (34,816)      83,653     N/A
Impairment Loss                  2,551,440            --    2,551,440     N/A
Interest and Dividend Income            24        (2,013)      (1,989)    (99%)
Settlement of Debt                 (15,986)           --      (15,986)    N/A
                                ----------    ----------    ---------     ---

Net Loss                        $3,484,264    $1,549,409    1,934,855     125%
                                ==========    ==========    =========     ===

REVENUE

We recorded a net operating loss of $3,484,264 for the twelve months ended May 31, 2011 and have an accumulated deficit of $6,219,972 since inception. We have had no operating revenues since our inception on February 25, 2005 through to the period ended May 31, 2011. We do not anticipate that we will generate any revenues during the period in which we are a development stage company.

EXPENSES

Our expenses for the years ended May 31, 2011 and 2010 are outlined below:

                                  Year Ended May 31,      Increase/(Decrease)
                                  2011          2010          $         %
                               ----------    ----------   ---------   -----
Consulting fees                $   54,476    $  128,348     (73,872)    (58%)
Engineering and development        92,917       200,692    (107,775)    (54%)
Management fees                    94,144       169,243     (75,099)    (44%)
Professional fees                  54,757       133,480     (78,723)    (59%)
General and administrative        669,405       711,974     (42,569)     (6%)
Acquired development costs             --       242,501    (242,501)   (100%)
                               ----------    ----------   ---------   -----

Total Operating Expenses       $  965,699    $1,586,238    (620,539)    (39%)
                               ==========    ==========   =========   =====

Consulting fees decreased by $73,872 from $128,348 in the year ended May 31, 2010 to $54,476 in the year ended May 31, 2011. Consulting fees decreased as a result of decreased expenditures on investor relations activities and financial consulting fees that we incurred in 2010 in connection with the acquisition of Sky Harvest -- Saskatchewan.

Engineering and development expenses decreased by $107,775 from $200,692 in the year ended May 31, 2010 to $92,917 in the year ended May 31, 2011. This decrease is a result of reduced development work on our wind power projects.

Management fees for the year ended May 31, 2011 decreased by $75,099 from $169,243 for the year ended May 31, 2010 to $94,144 for the year ended May 31, 2011. This decrease is a result of the termination of our management contract with Chris Craddock, who ceased providing us with management services on September 1, 2010. Since that date, William Iny, our president and a director, had provided us with management services for remuneration of $5,000, which has been entirely accrued since September 1, 2010.

Professional fees decreased by $78,723 from $133,480 in the year ended May 31, 2010 to $54,757 in the year ended May 31, 2011 due to the fact that we incurred higher than usual professional fees in fiscal 2010 in connection with our acquisition of Sky Harvest - Saskatchewan and the creation of a stock option plan.

General and administrative expenses decreased by $42,569 from $711,974 in the year ended May 31, 2010 to $669,405 in the year ended May 31, 2011. Of these amounts, in 2010 and 2011, $589,514 and $585,180 of these amounts are attributable to stock-based compensation paid to directors and consultants during the respective fiscal years.

Acquired development costs in the amount of $242,501 expensed during the three months ended August 31, 2009, represent develop costs incurred by Sky Harvest - Saskatchewan prior to our acquisition of the company on July 11, 2009.

IMPAIRMENT LOSS

We have recorded an impairment loss of $2,551,440 for the fiscal year ended May 31, 2011 relating to the intangible assets that we acquired pursuant to our acquisition of Sky Harvest - Saskatchewan. The write down of this asset was due to the uncertainty regarding the Sky Harvest project's future cash flows, if any, and the uncertainty of our ability to execute a power purchase agreement relating to the project and the terms of what such an agreement would be.

LIQUIDITY AND CAPITAL RESOURCES

Our financial condition for the year ended May 31, 2011 and 2010 and the changes between those periods for the respective items are summarized as follows:

WORKING CAPITAL

                                       Year Ended May 31,    Increase/Decrease
                                       2011         2010         $         %
                                    ---------    ---------   ---------    ---
Current Assets                      $  87,440       75,343      12,097     16%
Current Liabilities                   513,079       98,166     414,913    423%
                                    ---------    ---------   ---------    ---

Working Capital                     $(425,639)     (22,823)   (402,816)   N/A
                                    =========    =========   =========    ===

The $402,816 decrease in our working capital position from ($22,823) as of May 31, 2010, to ($425,639) as of May 31, 2011 was primarily due to loans we received from our directors and third parties that we used to fund our project development and corporate activities, the accrual of management fees to our president, delays in paying our creditors. Subsequent to the fiscal year ended May 31, 2011, our working capital position improved following our completion of a $492,500 equity financing in June 2011.

CASH FLOWS

                                       Year Ended May 31,    Increase/Decrease
                                       2011         2010         $         %
                                    ---------    ---------   ---------    ---
Cash Flows (used in) Operating
 Activities                         $(208,008)    (669,315)   (461,307)   (69%)
Cash Flows provided by (used in)
 Investing Activities                  22,840      667,433    (644,593)   (97%)
Cash Flows provided by Financing
 Activities                           267,714           --          --    N/A
Effect of exchange rate changes
 on cash                              (59,315)     (34,473)     24,842    N/A
                                    ---------    ---------   ---------    ---
Net increase (decrease) in cash
 during year                        $  23,231      (36,355)    (59,586)   N/A
                                    =========    =========   =========    ===

CASH USED IN OPERATING ACTIVITIES

During the year ended May 31, 2011 we used net cash in operating activities in the amount of $208,008 (year ended May 31, 2010 - $669,315). The cash was used to fund our corporate activities and operations on our wind power project.

CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES

During the year ended May 31, 2011 we redeemed the remaining $22,840 of our short-term investments. In fiscal 2010, we redeemed 970,644 in short-term investments and acquired wind tower equipment at a cost of $1,338 and cash in the amount of $21,016 as a result of our acquisition of Sky Harvest - Saskatchewan. We also purchased short-term investments of $322,839 in our fiscal year ended May 31, 2010.

CASH FROM FINANCING ACTIVITIES

In the fiscal year ended May 31, 2011, we received $207,390 in loans from two of our directors. In addition, we received a third party loan of $60,324. We did not undertake any financing activities during the year ended May 31, 2010.

FUTURE FINANCINGS

We recorded a net loss of $987,012 for the fiscal year ended May 31, 2011 and have an accumulated deficit of $3,668,532 since our inception. As of May 31, 2011, we had cash and short term investments totaling $23,465 (May 31, 2010 - $23,105).

Subsequent to the fiscal year, we completed a private placement financing consisting of the sale of 1,970,000 common shares at a purchase price of $0.25 per share for gross proceeds of $492,500. We expect that these funds will cover our anticipated operating costs over the next 12 months. However, we will need additional funds to cover our outstanding liabilities. In addition we will require further financing in order to fund any expenses for the construction of our proposed wind turbine projects.

As of the date of this report, we do not have any arrangements in place for additional debt financing or for the sale of our securities, and there is no assurance that we will be able to raise funds through either means.

We have not had any specific communications with any representative of a debt financing institution regarding our proposed wind power project. We will only be able to secure debt financing for wind turbines if we are able to prove that an economic wind resource exists on a property that is acquired and that we have negotiated a power purchase agreement with a credit worthy counter-party.

We anticipate continuing to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing shareholders. As of the date of this report, there is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our development activities.

SUBSEQUENT EVENT

Subsequent to the fiscal year, we completed a private placement financing consisting of the sale of 1,970,000 common shares at a purchase price of $0.25 per share for gross proceeds of $492,500.

OFF BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2008, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position EITF 03-6-1, "DETERMINING WHETHER INSTRUMENTS GRANTED IN SHARE-BASED PAYMENT TRANSACTIONS ARE PARTICIPATING SECURITIES". FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, "Earnings per Share." FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In May 2009, FASB issued SFAS No. 165 (SFAS 165) "SUBSEQUENT EVENTS". SFAS 165 establishes general standards of for the evaluation, recognition and disclosure of events and transactions that occur after the balance sheet date. Although there is new terminology, the standard is based on the same principles as those that currently exist in the auditing standards. The standard, which includes a new required disclosure of the date through which an entity has evaluated subsequent events, is effective for interim or annual periods ending after June 15, 2009. The adoption of SFAS 165 is not expected to have a significant impact on the Company's financial statements.

In May 2008, the FASB issued SFAS No. 162, "The HIERARCHY OF GENERALLY ACCEPTED ACCOUNTING PRINCIPLES". SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "THE MEANING OF PRESENT FAIRLY IN CONFORMITY WITH GENERALLY ACCEPTED ACCOUNTING PRINCIPLES". The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In March 2008, FASB issued SFAS No. 161, "DISCLOSURES ABOUT DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES - AN AMENDMENT TO FASB STATEMENT NO. 133". SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The Company is currently evaluating the impact of SFAS No. 161 on its financial statements, and the adoption of this statement is not expected to have a material effect on the Company's financial statements.

In December 2007, the FASB issued SFAS No. 141R, "BUSINESS COMBINATIONS". This statement replaces SFAS 141 and defines the acquirer in a business combination as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS 141R also requires the acquirer to recognize contingent consideration at the acquisition date, measured at its fair value at that date. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In December 2007, the FASB issued SFAS No. 160, "NONCONTROLLING INTERESTS IN CONSOLIDATED FINANCIAL STATEMENTS LIABILITIES -AN AMENDMENT OF ARB NO. 51". This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          Sky Harvest Windpower Corp.
                         (A Development Stage Company)

                                  May 31, 2011

Report of Independent Registered Public Accounting Firm.......................25

Consolidated Balance Sheets as of May 31, 2011 and May 31, 2010...............26

Consolidated Statements of Operations for the years ended May 31, 2011 and
 2010, and for the period since inception.....................................27

Consolidated Statement of Stockholders' Equity for years ended May 31, 2011 and 2010, and the period since inception.....................................28

Consolidated Statements of Cash Flows for the years ended May 31, 2011 and 2010, and for the period since inception.................................32

Notes to the Consolidated Financial Statements................................33

                          PLS CPA, A PROFESSIONAL CORP.
                  * 4725 MERCURY STREET SUITE 210 * SAN DIEGO *
            CALIFORNIA 92111 * * TELEPHONE (858)722-5953 * FAX (858)
                          761-0341 * FAX (858) 764-5480
                         * E-MAIL CHANGGPARK@GMAIL.COM *

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Sky Harvest Windpower Cor.
A Development Stage Company

We have audited the accompanying consolidated balance sheets of Sky Harvest Windpower Corp. (A Development Stage "Company") as of May 31, 2011 and 2010 and the related consolidated statements of operation, changes in shareholders' equity and cash flows for the years then ended and for the period August 26, 1998 (inception) to May 31, 2011. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial positions of Sky Harvest Windpower corp. as of May 31, 2011 and 2010, and the consolidated results of its operation and its cash flows for the years then ended and for the period August 26, 1998 (inception) to May 31, 2011 in conformity with U.S. generally accepted accounting principles.

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company's losses from operations raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ PLS CPA
---------------------------
PLS CPA, A Professional Corp.

September 12, 2011
San Diego, CA 92111

Sky Harvest Windpower Corp.
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in US Dollars)

                                                                      May 31,              May 31,
                                                                       2011                 2010
                                                                        $                    $
                                                                    ----------           ----------
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                             23,465                  234
  Short term investment                                                     --               22,871
  Other receivables                                                     10,855               20,112
  Prepaid expenses                                                      53,120               21,585
  Due from related party                                                    --               10,541
                                                                    ----------           ----------
      TOTAL CURRENT ASSETS                                              87,440               75,343

Property and equipment, net (Note 4)                                    71,945               70,961
Intangible assets (Note 5)                                                  --            2,551,440
                                                                    ----------           ----------

      TOTAL ASSETS                                                     159,385            2,697,744
                                                                    ==========           ==========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
  Accounts payable                                                     166,576               97,612
  Accrued liabilities                                                    3,156                  554
  Due to related parties (Note 9)                                      283,023                   --
  Note payable (Note 7)                                                 60,324                   --
                                                                    ----------           ----------
      TOTAL LIABILITIES                                                513,079               98,166
                                                                    ----------           ----------
STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred Stock:
    Authorized: 10,000,000 shares, $0.001 par value
    Issued and outstanding: 1 share (2010 - 1 share)                        --                   --
  Common Stock:
    Authorized: 100,000,000 shares, $0.001 par value
    Issued and outstanding: 29,732,016 shares
     (2010 - 29,732,016 shares)                                         29,732               29,732
  Additional paid-in capital                                         5,829,796            5,244,616
  Common stock subscribed (Note 11)                                      6,750                6,750
  Accumulated other comprehensive loss                                 (82,445)             (28,257)
  Deficit accumulated during the development stage                  (6,137,527)          (2,653,263)
                                                                    ----------           ----------
      TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                            (353,694)           2,599,578
                                                                    ----------           ----------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)             159,385            2,697,744
                                                                    ==========           ==========
Continuing operations (Note 1)
Commitments and contingencies (Note 11)


              (The accompanying notes are an integral part of these
                       consolidated financial statements)

Sky Harvest Windpower Corp.
(A Development Stage Company)
Consolidated Statements of Operations
(Expressed in US Dollars, except number of shares)

                                                     Accumulated from
                                                    February 25, 2005
                                                        (Date of           For the Year         For the Year
                                                      Inception) to           Ended                Ended
                                                         May 31,              May 31,              May 31,
                                                          2011                 2011                 2010
                                                           $                    $                    $
                                                       ----------           ----------           ----------
EXPENSES
  Consulting fees                                         366,447               54,476              128,348
  Engineering and development                             412,331               92,917              200,692
  Management fees (Note 9)                                600,580               94,144              169,243
  Professional fees                                       353,765               54,757              133,480
  General and administrative                            1,767,512              669,405              711,974
  Acquired development costs                              242,501                   --              242,501
                                                       ----------           ----------           ----------
Operating loss                                         (3,743,136)            (965,699)          (1,586,238)

Other Income (Loss)
  Impairment loss (Note 5)                             (2,551,440)          (2,551,440)                  --
  Interest income                                          89,382                   24               (2,013)
  Foreign exchange gain                                    83,653               48,837              (34,816)
  Settlement of debt                                      (15,986)             (15,986)                  --
                                                       ----------           ----------           ----------
Net loss                                               (6,137,527)          (3,484,264)          (1,549,409)

Other Comprehensive Loss
  Foreign currency translation adjustments                (82,445)             (54,188)             (28,257)
                                                       ----------           ----------           ----------

Comprehensive loss                                     (6,219,972)          (3,538,452)          (1,577,666)
                                                       ==========           ==========           ==========

Net loss per common share - basic and diluted                                     (0.12)               (0.06)
                                                                            -----------          -----------
Weighted average number of common stock outstanding                          29,732,000           27,689,000
                                                                            -----------          -----------


              (The accompanying notes are an integral part of these
                       consolidated financial statements)

Sky Harvest Windpower Corp.
(A Development Stage Company)
Consolidated Statement of Stockholders' Equity (Deficit)
(Expressed in US Dollars, except number of shares)

                                                                                                           Deficit
                                                                                                         Accumulated
                                                                                Additional     Common    During the
                               Preferred                Common                   Paid-in       Stock     Development
                                 Stock     Amount       Shares       Amount      Capital     Subscribed     Stage        Total
                                   #         $            #            $            $             $           $            $
                                 ------    ------     ----------    --------    ---------      -------    ----------    --------
Balance - February 25, 2005
 (Date of Inception)                 --        --             --          --           --           --            --          --

Common stock issued on March 2,
 2005 to founders for cash at
 $0.00167 per share                  --        --      6,000,000       6,000        4,000           --            --      10,000

Common stock issued from
 March 4, 2005 to March 20,
 2005 for cash at $0.0033
 per share                           --        --      3,000,000       3,000        7,000           --            --      10,000

Common stock issued on
 March 31, 2005 for cash
 at $0.0167 per share                --        --        300,000         300        4,700           --            --       5,000

Common stock issued from
 April 7, 2005 to April 28,
 2005 for cash at $0.0167
 per share                           --        --        480,000         480        7,520           --            --       8,000

Common stock issued from May 1,
 2005 to May 25, 2005 for cash
 at $0.0167 per share                --        --        690,000         690       10,810           --            --      11,500

Common stock issued on May 29,
 2005 for cash at $0.0167  per
 share                               --        --         60,000          60        9,940           --            --      10,000

Net loss for the period              --        --             --          --           --           --       (12,321)    (12,321)
                                 ------    ------     ----------    --------    ---------      -------    ----------    --------
Balance - May, 31 2005
 carried forward                     --        --     10,530,000      10,530       43,970           --       (12,321)     42,179
                                 ------    ------     ----------    --------    ---------      -------    ----------    --------


              (The accompanying notes are an integral part of these
                       consolidated financial statements)

Sky Harvest Windpower Corp.
(A Development Stage Company)
Consolidated Statement of Stockholders' Equity (Deficit)
(Expressed in US Dollars, except number of shares)


                                                                                                           Deficit
                                                                                                         Accumulated
                                                                                Additional     Common    During the
                               Preferred                Common                   Paid-in       Stock     Development
                                 Stock     Amount       Shares       Amount      Capital     Subscribed     Stage         Total
                                   #         $            #            $            $             $           $             $
                                 ------    ------     ----------    --------    ---------      -------    ----------    ---------
Balance - May, 31, 2005
 brought forward                     --        --     10,530,000      10,530       43,970           --       (12,321)      42,179

Net loss for the year                --        --             --          --           --           --       (57,544)     (57,544)
                                 ------    ------     ----------    --------    ---------      -------    ----------    ---------
Balance - May 31, 2006               --        --     10,530,000      10,530       43,970           --       (69,865)     (15,365)

Common stock subscribed              --        --             --          --           --      500,500            --      500,500

Stock-based compensation             --        --             --          --      365,508           --            --      365,508

Net loss for the year                --        --             --          --           --           --      (435,426)    (435,426)
                                 ------    ------     ----------    --------    ---------      -------    ----------    ---------
Balance - May 31, 2007
 carried forward                     --        --     10,530,000      10,530      409,478      500,500      (505,291)     415,217
                                 ------    ------     ----------    --------    ---------      -------    ----------    ---------


              (The accompanying notes are an integral part of these
                       consolidated financial statements)

Sky Harvest Windpower Corp.
(A Development Stage Company)
Consolidated Statement of Stockholders' Equity (Deficit)
(Expressed in US Dollars, except number of shares)


                                                                                                           Deficit
                                                                                                         Accumulated
                                                                                Additional     Common    During the
                               Preferred                Common                   Paid-in       Stock     Development
                                 Stock     Amount       Shares       Amount      Capital     Subscribed     Stage         Total
                                   #         $            #            $            $             $           $             $
                                 ------    ------     ----------    --------    ---------      -------    ----------    ---------
Balance - May 31, 2007
 carried forward                     --        --     10,530,000      10,530      409,478      500,500      (505,291)     415,217

Common stock issued on July
 11, 2007 for cash at $0.70
 per share                           --        --        715,000         715      499,785     (500,500)           --          --

Common stock issued on July
 11, 2007 for finders' fees          --        --         71,500          71       49,979           --            --       50,050

Common stock issued on July
 27, 2007 for cash at $1.20
 per share                           --        --      1,075,000       1,075    1,288,925           --            --    1,290,000

One million share purchase
 warrants issued for finders'
  fee                                --        --             --          --      321,279           --            --      321,279

Finders' fees                        --        --             --          --     (498,080)          --            --     (498,080)

Net loss for the year                --        --             --          --           --           --      (256,830)    (256,830)
                                 ------    ------     ----------    --------    ---------      -------    ----------    ---------
Balance - May 31, 2008               --        --     12,391,500      12,391    2,071,366           --      (762,121)   1,321,636

Common stock subscribed              --        --             --          --           --        6,750            --        6,750

Net loss for the year                --        --             --          --           --           --      (341,733)    (341,733)
                                 ------    ------     ----------    --------    ---------      -------    ----------    ---------
Balance - May 31, 2009
 carried forward                     --        --     12,391,500      12,391    2,071,366        6,750    (1,103,854)     986,653
                                 ------    ------     ----------    --------    ---------      -------    ----------    ---------


              (The accompanying notes are an integral part of these
                       consolidated financial statements)

Sky Harvest Windpower Corp.
(A Development Stage Company)
Consolidated Statement of Stockholders' Equity (Deficit)
(Expressed in US Dollars, except number of shares)

                                                                                                         Deficit
                                                                                                       Accumulated
                                                                 Additional    Common     Accumulated  During the
                         Preferred           Common               Paid-in      Stock         Other     Development
                           Stock     Amount  Shares     Amount    Capital    Subscribed  Comprehensive    Stage         Total
                             #         $        #          $          $           $          Loss           $             $
                           ----     ------  ----------  --------  ---------    -------    ----------    ----------    ----------
Balance - May 31, 2009
 carried forward             --        --   12,391,500    12,391  2,071,366      6,750            --    (1,103,854)      986,653

Common stock issued
 pursuant to business
 acquisition                 --        --   17,340,516    17,341  2,583,736         --            --            --     2,601,077

Preferred stock issued
 pursuant to business
 acquisition                  1        --           --        --         --         --            --            --            --

Stock-based compensation     --        --           --        --    589,514         --            --            --       589,514

Accumulated other
 comprehensive loss          --        --           --        --         --         --       (28,257)           --       (28,257)

Net loss for year            --        --           --        --         --         --            --    (1,549,409)   (1,549,409)
                           ----    ------   ----------  --------  ---------    -------    ----------    ----------    ----------
Balance - May 31, 2010        1        --   29,732,016    29,732  5,244,616      6,750       (28,257)   (2,653,263)    2,599,578

Stock-based compensation     --        --           --        --    585,180         --            --            --       585,180

Accumulated other
comprehensive loss           --        --           --        --         --         --       (54,188)           --       (54,188)

Net loss for the year        --        --           --        --         --         --            --    (3,484,264)   (3,484,264)
                           ----    ------   ----------  --------  ---------    -------    ----------    ----------    ----------

Balance - May 31, 2011        1        --   29,732,016    29,732  5,829,796      6,750       (82,445)   (6,137,527)     (353,694)
                           ====    ======   ==========  ========  =========    =======    ==========    ==========    ==========


              (The accompanying notes are an integral part of these
                       consolidated financial statements)

Sky Harvest Windpower Corp.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US Dollars)

                                                                 Accumulated from
                                                                February 25, 2005
                                                                     (Date of           For the Year         For the Year
                                                                   Inception) to           Ended                Ended
                                                                      May 31,              May 31,              May 31,
                                                                       2011                 2011                 2010
                                                                        $                    $                    $
                                                                    ----------           ----------           ----------
OPERATING ACTIVITIES
  Net loss for the period                                           (6,137,527)          (3,484,264)          (1,549,409)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
     Depreciation                                                       23,011                4,144                5,602
     Stock-based compensation                                        1,545,162              585,180              589,514
     Impairment loss                                                 2,551,440            2,551,440                   --
     Loss on settlement of debt                                         15,986               15,986                   --
     Acquired development costs                                        242,501                   --              242,501
  Changes in operating assets and liabilities:
     Prepaid expenses                                                  (40,986)             (31,535)               1,044
     Accrued interest                                                      244                   31                8,586
     Accounts payable and accrued liabilities                          148,067               98,606               54,144
     Account receivable                                                (29,213)             (23,229)             (20,112)
     Note receivable                                                  (280,000)                  --                   --
     Due to related parties                                             74,448               75,633               (1,185)
                                                                    ----------           ----------           ----------
           NET CASH FLOWS USED IN OPERATING ACTIVITIES              (1,886,867)            (208,008)            (669,315)
                                                                    ----------           ----------           ----------
INVESTING ACTIVITIES
  Purchase of equipment                                                (23,504)                  --               (1,388)
  Purchase of short-term investments                                (2,472,839)                  --             (322,839)
  Redemption of short-term investments                               2,493,484               22,840              970,644
  Cash acquired from acquisition                                        21,016                   --               21,016
                                                                    ----------           ----------           ----------
           NET CASH FLOWS PROVIDED BY INVESTING ACTIVITIES              18,157               22,840              667,433
                                                                    ----------           ----------           ----------
FINANCING ACTIVITIES
  Proceeds from common stock issuances                               1,718,249                   --                   --
  Proceeds from related party loans                                    207,390              207,390                   --
  Proceeds from note payable                                            60,324               60,324                   --
                                                                    ----------           ----------           ----------
           NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES           1,985,963              267,714                   --
                                                                    ----------           ----------           ----------

Effect of exchange rate changes on cash                                (93,788)             (59,315)             (34,473)
                                                                    ----------           ----------           ----------
Increase (decrease) in cash and cash equivalents                        23,465               23,231              (36,355)
Cash and cash equivalents - beginning of period                             --                  234               36,589
                                                                    ----------           ----------           ----------

Cash and cash equivalents - end of period                               23,465               23,465                  234
                                                                    ==========           ==========           ==========
SUPPLEMENTARY DISCLOSURES:
  Interest paid                                                             --                   --                   --
  Income taxes paid                                                         --                   --                   --
                                                                    ----------           ----------           ----------
SIGNIFICANT NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Stock issuance for acquisition                                     2,601,077                   --            2,601,077
  Increase intangible asset due to acquisition                              --                   --            2,551,400
  Accounts payable increased due to acquisition                         30,986                   --               30,986
                                                                    ----------           ----------           ----------


              (The accompanying notes are an integral part of these
                       consolidated financial statements)

Sky Harvest Windpower Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
May 31, 2011
(Expressed in US Dollars)


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

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, the successful exploitation of economically recoverable electricity in its wind power projects, and the attainment of profitable operations. As at May 31, 2011, the Company has accumulated losses of $6,137,527 since inception. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Sky Harvest Windpower Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
May 31, 2011
(Expressed in US Dollars)


2. Significant Accounting Polices (continued) c. Marketable Securities

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

LEVEL 2

Level 2 applies to assets and liabilities for which there are other than Level 1 observable inputs such as quoted prices for similar assets or liabilities in active markets, quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets), or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data. Level 2 instruments require more management judgment and subjectivity as compared to Level 1 instruments. For instance: o Determining which instruments are most similar to the instrument being priced requires management to identify a sample of similar securities based on the coupon rates, maturity, issuer, credit rating and instrument type, and subjectively select an individual security or multiple securities that are deemed most similar to the security being priced; and o Determining whether a market is considered active requires management judgment.

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

Sky Harvest Windpower Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
May 31, 2011
(Expressed in US Dollars)


2. Significant Accounting Polices (continued) e. Equipment

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

Sky Harvest Windpower Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
May 31, 2011
(Expressed in US Dollars)


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

Sky Harvest Windpower Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
May 31, 2011
(Expressed in US Dollars)


2. Significant Accounting Polices (continued)

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

m. Comprehensive Income

ASC 220, COMPREHENSIVE INCOME, establishes standards for the reporting and display of comprehensive income and its components in the consolidated financial statements. As at May 31, 2011 and 2010, the Company`s only component of comprehensive income (loss) was foreign currency translation adjustments.

3. Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

4. Property and equipment

                                                     May 31, 2011  May 31, 2010
                                       Accumulated   Net Carrying  Net Carrying
                                Cost   Depreciation     Value         Value
                                 $          $             $             $
                              -------    -------       -------     ---------
Computer equipment              6,231     (5,451)          781         1,141
Asset under construction       70,447         --        70,447        65,391
Wind tower equipment           22,116    (21,399)          717         4,429
                              -------    -------       -------     ---------
                               98,794    (26,850)       71,945        70,961
                              -------    -------       -------     ---------

5. Intangible Assets

                                                     May 31, 2011  May 31, 2010
                                       Accumulated   Net Carrying  Net Carrying
                                Cost   Amortization     Value         Value
                                 $          $             $             $
                              -------    -------       -------      ---------

Website development             2,442     (2,442)           --             --
Wind farm assets                   --         --            --      2,551,440
                              -------    -------       -------      ---------

                                2,442     (2,442)           --      2,551,440
                              -------    -------       -------      ---------

During the year ended May 31, 2011, the Company recorded an impairment loss of $2,551,440 on its Wind farm assets.

Sky Harvest Windpower Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
May 31, 2011
(Expressed in US Dollars)


6. Short-term Investments

a) On July 28, 2010, the Company purchased a term deposit in the amount of CDN $11,500, bearing floating interest rate of 0.50%, maturing on September 1, 2010. During the year ended May 31, 2011, the Company redeemed the short term deposit.

b) On October 30, 2009, the Company purchased a term deposit in the amount of CDN $12,334, bearing floating interest rate of prime rate less 1.85%, maturing on October 29, 2010. During the year ended May 31, 2011, the Company redeemed the short term deposit.

7. Note Payable

During the year ended May 31, 2011, the Company received advances from third parties in the amount of $60,324. The amount is unsecured, non-interest bearing and due on demand.

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

As of May 31, 2011, the Company had issued 885,000 shares of common stock to holders of 885,000 shares of exchangeable preferred shares of its subsidiary Keewatin Wind Power Corp., pursuant to them exercising their exchange rights. As of May 31, 2011, there were 15,680,016 outstanding exchangeable shares (2010 - 15,680,016 shares).

As the exchangeable shares have already been recognized in connection with the acquisition of Sky Harvest - Saskatchewan, the value ascribed to these shares on exchange is $Nil.

9. Related Party Transactions

a) During the year ended May 31, 2011, the Company incurred $30,903 (2010 - $113,855) for management services provided by a former director and a principal shareholder of the Company. As at May 31, 2011, the Company has recognized prepaid management fees of $nil (2010 - $4,791) and the former director is indebted to the Company for $nil (2010 - $10,650). During the year ended May 31, 2011, the Company settled all outstanding amounts with the former director and recognized a loss on settlement of debt of $15,986.

b) During the year ended May 31, 2011, the Company incurred $63,241 (2010 - $55,388) to a company controlled by a director and principal shareholder of the Company for management services. As at May 31, 2011, the Company is indebted to that company and the Company's director for $178,872 (2010 - $109), which is non-interest bearing, unsecured and due on demand.

c) On June 18, 2010, the Company entered into a loan agreement with a director for $27,000 which is payable within three months a written demand is received from the note holder. The amount is unsecured and bears interest at 15% per annum. As at May 31, 2011, accrued interest of $3,850 was recorded. During the year ended May 31, 2011, the Company received an advance of $73,300 (CDN$71,000) from the same director. The amount is unsecured, non-interest bearing and has no terms of repayment.

These related party transactions are recorded at the exchange amount, being the amount established and agreed to by the related parties.

Sky Harvest Windpower Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
May 31, 2011
(Expressed in US Dollars)


10. Stock Based Compensation

On September 11, 2009, the Company's board of directors adopted the 2009 Stock Option Plan which provides for the granting of stock options to acquire up to 2,900,000 common shares of the Company to eligible employees, officers, directors and consultants of the Company. At May 31, 2011, the Company had 1,650,000 shares of common stock available to be issued under the Plan.

On September 11, 2009, pursuant to the 2009 Stock Option Plan, the Company granted 1,000,000 options with immediate vesting to directors, officers, and employees to acquire 1,000,000 common shares at an exercise price of $0.51 per share exercisable for 5 years and recorded stock-based compensation for the vested options of $493,939, as general and administrative expense.

On September 11, 2009, pursuant to the 2009 Stock Option Plan, the Company granted 250,000 options to consultants to acquire 250,000 common shares at an exercise price of $0.51 per share exercisable for 5 years. The options granted vest at the rate of 12.5% every 90 days from the date of grant. The Company recorded stock based compensation of $112,004, as general and administrative expense.

On March 10, 2011, the Company's board of directors adopted the 2011 Stock Option Plan which provides for the granting of stock options to acquire up to 5,000,000 common shares of the Company to eligible employees, officers, directors and consultants of the Company. At May 31, 2011, the Company had 2,400,000 shares of common stock available to be issued under the Plan.

On March 10, 2011, pursuant to the 2011 Stock Option Plan, the Company granted 1,525,000 options with immediate vesting to directors and consultants to acquire 1,525,000 common shares at an exercise price of $0.10 per share exercisable for 5 years. The Company recorded stock based compensation of $152,500, as general and administrative expense.

On April 14, 2011, pursuant to the 2011 Stock Option Plan, the Company granted 525,000 options with immediate vesting to a director to acquire 525,000 common shares at an exercise price of $0.25 per share exercisable for 5 years. The Company recorded stock based compensation of $183,750, as general and administrative expense.

On April 28, 2011, pursuant to the 2011 Stock Option Plan, the Company granted 350,000 options with immediate vesting to a director to acquire 350,000 common shares at an exercise price of $0.25 per share exercisable for 5 years. The Company recorded stock based compensation of $122,450, as general and administrative expense.

On May 4, 2011, pursuant to the 2011 Stock Option Plan, the Company granted 200,000 options with immediate vesting to a director to acquire 200,000 common shares at an exercise price of $0.25 per share exercisable for 5 years. The Company recorded stock based compensation of $110,000, as general and administrative expense.

The fair value for stock options vested and granted during the year ended May 31, 2011 were estimated at the vesting and granting date using the Black-Scholes option-pricing model.

The weighted average assumptions used are as follows:

                                                     Year Ended      Year Ended
                                                       May 31,         May 31,
                                                        2011            2010
                                                       ------          ------
Expected dividend yield                                    0%              0%
Risk-free interest rate                                 2.06%           2.29%
Expected volatility                                      433%            190%
Expected option life (in years)                         4.95               5

Sky Harvest Windpower Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
May 31, 2011
(Expressed in US Dollars)


10. Stock Based Compensation (continued)

The following table summarizes the continuity of the Company's stock options:

                                             Weighted   Average
                                             Average   Remaining   Aggregate
                                             Exercise Contractual  Intrinsic
                                Number of     Price      Term        Value
                                 Options        $       (years)       $
                               ----------      ----     ------    ----------
Outstanding: May 31, 2010       1,250,000      0.51
Granted                         2,600,000      0.16
Expired                          (666,666)     0.51
                               ----------      ----
Outstanding: May 31, 2011       3,183,334      0.23      4.55     1,032,083
                               ----------      ----      ----    ----------
Exercisable: May 31, 2011       3,120,834      0.22      4.57     1,029,583
                               ----------      ----      ----    ----------

A summary of the status of the Company's non-vested stock options as of May 31, 2011, and changes during the year ended May 31, 2011, is presented below:

Non-vested options
                                                 Weighted Average
                                                    Grant Date
                                    Number of       Fair Value
                                     options            $
                                    --------           ----
Non-vested at May 31, 2010           187,500           0.55
Granted                                   --             --
Forfeited/Cancelled                       --             --
Vested                              (125,000)          0.35
                                    --------           ----
Non-vested at May 31, 2011            62,500           0.55
                                    --------           ----

At May 31, 2011, there was $2,916 of unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Plan, which is expected to be recognized over a weighted average period of 0.28 years.

11. Commitments and Contingencies

On February 23, 2009, the Company entered into a consulting agreement with a consultant (the "Consultant"). Pursuant to the agreement, the Consultant provided investor relations services for the Company from February 24, 2009 to July 5, 2009. In consideration for the investor relations services, the Company agreed to pay the Consultant $5,000 per month and to issue 15,000 shares of the Company's common stock. At May 31, 2011, the fair value of the 15,000 shares issuable was $6,750 and is included in common stock subscribed.

Sky Harvest Windpower Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
May 31, 2011
(Expressed in US Dollars)


12. The Company has net operating losses carried forward of $2,041,700 (2010 - 1,698,241) available to offset taxable income in future years which expire beginning in fiscal 2021.

The Company is subject to United States federal and state income taxes at an approximate rate of 35%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company's income tax expense as reported is as follows:

                                              May 31,           May 31,
                                               2011              2010
                                                 $                 $
                                            -----------       -----------
Net loss before income taxes per financial
 statements                                  (3,484,264)       (1,549,409)
Income tax rate                                      35%               35%
Income tax recovery                          (1,219,492)         (542,293)
Permanent differences                           204,813           206,330
Temporary differences                           894,454                --
Change in valuation allowance                   120,225           335,963
                                            -----------       -----------
Provision for income taxes                           --                --
                                            -----------       -----------

The significant components of deferred income tax assets and liabilities at May 31, 2011 and 2010 are as follows:

                                              May 31,           May 31,
                                               2011              2010
                                                 $                 $
                                            -----------       -----------
Net operating loss carry-forward                714,609           594,384
Valuation allowance                            (714,609)         (594,384)
                                            -----------       -----------
Net deferred income tax asset                        --                --
                                            -----------       -----------

13. Subsequent Events

In accordance with ASC 855, SUBSEQUENT EVENTS, the Company has evaluated subsequent events through the date of issuance of the audited consolidated financial statements. During the year ended May 31, 2011, the Company did not have any material recognizable subsequent events except the following:

On June 21, 2011, the Company closed a private placement consisting of the sale of 1,970,000 shares of its common stock at a price of $0.25 per share for gross proceeds of $492,500.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL MATTERS

None

ITEM 9A. CONTROLS AND PROCEDURES

A. DISCLOSURE CONTROLS AND PROCEDURES

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Securities Exchange Act of 1934, the Company's principal executive officer and principal financial officer evaluated the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) for the period covered by this Annual Report on Form 10-K as of our fiscal year end, May 31, 2011. Based on this evaluation, this officer concluded that as of the end of the period covered by this Annual Report on Form 10-K, these disclosure controls and procedures were adequate to ensure that the information required to be disclosed by the Company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and include controls and procedures designed to ensure that such information is accumulated and communicated to the Company's management, including the Company's principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.

B. MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in the Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal controls over financial reporting were not effective as of May 31, 2011 and were subject to material weaknesses.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses in our internal control over financial reporting using the criteria established in the COSO:

1. Failing to have an audit committee or other independent committee that is independent of management to assess internal control over financial reporting; and

2. Failing to have a director that qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and that the degree of compliance with the policies or procedures may deteriorate.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our internal control over financial reporting was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this Annual Report.

C. CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

During the fiscal year ended May 31, 2011, our internal control over financial reporting was subject to changes relating to the implementation of financial recording and disclosure timelines necessary to ensure that the Company is able to meet regulatory deadlines for financial disclosure. As well, the Company implemented monitoring and controls to detect unauthorized financial transactions by management.

ITEM 9B. OTHER INFORMATION

None.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

As of the date of this report, our directors and executive officers, their ages, positions held, and date of election or appointment, are as follows:

                                                           Date First Elected or
Name               Position Held with our Company    Age        Appointed
----               ------------------------------    ---        ---------
William Iny        President, CEO, CFO, Secretary     61     September 1, 2010
                   and Treasurer
                   Director                                  May 23, 2006

Harry Bauskin      Director                           60     April 14, 2011

Patricia J. Shorr  Director                           52     April 28, 2011

Greg Yanke         Director                           41     June 14, 2011

FAMILY RELATIONSHIPS

There are no family relationships with any of our other directors and officers.

BUSINESS EXPERIENCE

The following is a brief account of the education and business experience of our directors and executive officer during at least the past five years, indicating their business experience, principal occupations during the period, and the names and principal businesses of the organizations by which they were employed.

WILLIAM INY has acted as our director since May 23, 2006 and as our president, CEO, CFO, secretary and treasurer since September 1, 2010. Since 1981, Mr. Iny has acted as the Principal of Abra Management Corporation, a private company involved in real estate development, franchising and in providing consulting and financing services to private and public companies. He was also a co-founder and director of Empire Stock Transfer Inc., a Las Vegas, Nevada based registrar and transfer agent registered with the United States Securities & Exchange Commission.

HARRY BAUSKIN has acted as our director since April 14, 2011. Mr. Bauskin previously held various positions with Bank Hapoalim, Israel's largest bank, over a 30 year period. These positions included acting as head of the bank's Toronto and Canadian divisions and head of the Investment Advice Division in Jerusalem. Mr. Bauskin has also acted as Deputy Managing Director for Israel Halutz Ltd., a portfolio management company based in Israel, and as Senior Portfolio Manager/Analyst for Afikim Investments Limited. He holds a Bachelor of Commerce degree from Durban University in South Africa where he specialized in economics and accountancy.

PATRICIA J. SHORR has acted as our director since April 28, 2011. Since 1999, Ms. Shorr has acted as a principal of Spectrum Capital Corporation, a company that consults to wind and solar energy developers and is involved in the commercial mortgage brokerage sector. In this role, she has been involved in all aspects of permitting wind energy farms and solar projects including coordinating all legal documentation for land leases and permitting, securing state sponsored financing and economic incentives, liaising and negotiating with transmission conglomerates and regional utilities, participating in turbine acquisition and balance of plant procurement, and securing transmission and utility participation. Ms. Shorr's previous employment positions include acting as an Assistant Vice-President of First City Bank in Columbus, Ohio; as a Financial Analyst for W.R. Grace & Co. in New York; and as Staff Auditor for Touche Ross & Co. in Washington, DC. She holds a Bachelor's of Business
Administration degree specializing in marketing and a Master of Accounting degree both from The George Washington University.

GREG YANKE has acted as our director since June 14, 2011. Since 2000, Mr. Yanke has been a self-employed corporate and securities lawyer and the principal of Gregory S. Yanke Law Corporation. Mr. Yanke is a graduate of the University of British Columbia, receiving Bachelor degrees in Political Science (1991) and Law
(1994), as well as Arizona State University, where he obtained an MBA, specializing in Financial Management and Markets (2009). He is a member in good standing with the Law Society of British Columbia.

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

CODE OF ETHICS

We adopted a Code of Ethics applicable to all of our directors, officers, employees and consultants, which is a "code of ethics" as defined by applicable rules of the SEC. If we make any amendments to our Code of Ethics other than technical, administrative, or other non-substantive amendments, or grant any waivers, including implicit waivers, from a provision of our Code of Ethics to our chief executive officer, chief financial officer, or certain other finance executives, we will disclose the nature of the amendment or waiver, its effective date and to whom it applies in a Current Report on Form 8-K filed with the SEC.

CORPORATE GOVERNANCE

NOMINATING AND COMPENSATION COMMITTEES

We do not have standing nominating or compensation committees, or committees performing similar functions. Our board of directors believes that it is not necessary to have a standing compensation committee at this time because the functions of such committee are adequately performed by our board of directors.

Our board of directors also is of the view that it is appropriate for us not to have a standing nominating committee because our board of directors has performed and will perform adequately the functions of a nominating committee. Our board of directors has not adopted a charter for the nomination committee. There has not been any defined policy or procedure requirements for stockholders to submit recommendations or nomination for directors. Our board of directors does not believe that a defined policy with regard to the consideration of candidates recommended by stockholders is necessary at this time because we believe that, given the early stages of our development, a specific nominating policy would be premature and of little assistance until our business operations are at a more advanced level. There are no specific, minimum qualifications that our board of directors believes must be met by a candidate recommended by our board of directors. The process of identifying and evaluating nominees for director typically begins with our board of directors soliciting professional firms with whom we have an existing business relationship, such as law firms, accounting firms or financial advisory firms, for suitable candidates to serve as directors. It is followed by our board of directors' review of the candidates' resumes and interview of candidates. Based on the information gathered, our board of directors then makes a decision on whether to recommend the candidates as nominees for director. We do not pay any fee to any third party or parties to identify or evaluate or assist in identifying or evaluating potential nominee.

AUDIT COMMITTEE

We do not have a standing audit committee at the present time. Our board of directors has determined that we do not have a board member that qualifies as an "audit committee financial expert" as defined in Item 407(d)(5)(ii) of Regulation S-K.

We believe that our board of directors is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The board of directors of our company does not believe that it is necessary to have an audit committee because we believe that the functions of an audit committee can be adequately performed by the board of directors. In addition, we believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any revenues from operations to date.

OTHER COMMITTEES

All proceedings of our board of directors for the year ended May 31, 2011 were conducted by resolutions consented to in writing by our directors and filed with the minutes of the proceedings of the board of directors. Our company currently does not have nominating, compensation or audit committees or committees performing similar functions nor does our company have a written nominating, compensation or audit committee charter. Our board of directors believes that it is not necessary to have such committees, at this time, because they can adequately perform the functions of such committees.

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

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION

The particulars of compensation paid over the past two fiscal years to the following persons:

     *    All individuals serving as our principal executive officer;
     *    All individuals serving as our principal financial officer;
     * our three most highly compensated executive officers who were serving as executive officers at the end of the year ended May 31, 2011 whose total annual compensation exceeded $100,000; and
     * up to two additional individuals for whom disclosure would have been provided above but for the fact that the individual was not serving as our executive officer at the end of the most recently completed financial year, whom we refer to collectively as the "named executive officers", for the year ended May 31, 2011, are set out in the following summary compensation table:

                                                                                      Change in
                                                                                       Pension
                                                                                      Value and
                                                                     Non-Equity      Nonqualified
 Name and                                                            Incentive         Deferred
 Principal                                    Stock       Option        Plan         Compensation     All Other
 Position       Year   Salary($)  Bonus($)   Awards($)   Awards($)  Compensation($)   Earnings($)   Compensation($)  Totals($)
 --------       ----   ---------  --------   ---------   ---------  ---------------   -----------   ---------------  ---------
William         2011     30,903       Nil      Nil          Nil         Nil               Nil           Nil            30,903
Iny             2010    113,854    14,792      Nil      163,333         Nil               Nil           Nil           277,187
President,
CEO, CFO,
Secretary
& Treasurer

Chris           2011        Nil       Nil      Nil      152,500         Nil               Nil        63,241(1)        215,741
Craddock        2010        Nil       Nil      Nil      163,333         Nil               Nil        55,388(1)        218,721
Former
President,
CEO, CFO,
Secretary
& Treasurer

----------
1    Management fees paid to a company controlled by Mr. Iny.

All option awards that we granted to Chris Craddock expired unexercised.

DIRECTOR COMPENSATION POLICY

Our board of directors does not receive compensation for acting in such capacity. On occasion, our directors will receive compensation for services that they provide to us. The following table provides information regarding compensation that we have provided to our directors during the fiscal year ended May 31, 2011:

                                                                      Change in
                                                                       Pension
                                                                      Value and
                   Fees                              Non-Equity      Nonqualified
                  Earned                             Incentive         Deferred
                 Paid in      Stock      Option        Plan          Compensation      All Other
    Name         Cash($)     Awards($)  Awards($)  Compensation($)    Earnings($)    Compensation($)   Total($)
    ----         -------     ---------  ---------  ---------------    -----------    ---------------   --------

William Iny        Nil         Nil       152,500       Nil               Nil              Nil            Nil

Harry Bauskin      Nil         Nil       183,750       Nil               Nil              Nil            Nil

                                                                      Change in
                                                                       Pension
                                                                      Value and
                   Fees                              Non-Equity      Nonqualified
                  Earned                             Incentive         Deferred
                 Paid in      Stock      Option        Plan          Compensation      All Other
    Name         Cash($)     Awards($)  Awards($)  Compensation($)    Earnings($)    Compensation($)   Total($)
    ----         -------     ---------  ---------  ---------------    -----------    ---------------   --------

Patricia J. Shorr  Nil         Nil       122,500       Nil               Nil              Nil            Nil

Chris Craddock     Nil         Nil           Nil       Nil               Nil              Nil            Nil
(former
director)

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Below is a summary of unexercised options; stock that has not vested; and equity incentive plan awards for each named executive officer outstanding as of the end of our last completed fiscal year.

                                      Option Awards                                             Stock Awards
          -----------------------------------------------------------------   -------------------------------------------------
                                                                                                                        Equity
                                                                                                                       Incentive
                                                                                                           Equity        Plan
                                                                                                          Incentive     Awards:
                                                                                                            Plan       Market or
                                                                                                           Awards:      Payout
                                             Equity                                                       Number of    Value of
                                            Incentive                            Number                   Unearned     Unearned
                                           Plan Awards;                            of          Market      Shares,      Shares,
            Number of      Number of        Number of                            Shares       Value of    Units or     Units or
           Securities     Securities       Securities                           or Units     Shares or     Other         Other
           Underlying     Underlying       Underlying                           of Stock      Units of     Rights       Rights
           Unexercised    Unexercised      Unexercised    Option     Option       That       Stock That     That         That
            Options         Options         Unearned     Exercise  Expiration   Have Not      Have Not    Have Not     Have Not
Name      Exercisable(#) Unexercisable(#)   Options(#)    Price($)    Date      Vested(#)     Vested($)   Vested(#)    Vested(#)
----      -------------- ----------------  ----------     -----       ----      ---------     ---------   ---------    ---------
William      333,334          Nil              Nil        $0.51       2014        Nil            Nil         Nil         Nil
Iny          900,000          Nil              Nil        $0.10       2016        Nil            Nil         Nil         Nil

Chris            Nil          Nil              Nil          Nil        Nil        Nil            Nil         Nil         Nil
Craddock

OPTION EXERCISES AND STOCK VESTED TABLE.


                        OPTION EXERCISES AND STOCK VESTED

                        OPTION AWARDS                      STOCK AWARDS
               ------------------------------      ----------------------------
                Number of                           Number of
                 Shares              Value           Shares            Value
               Acquired On        Realized On      Acquired On      Realized On
  Name         Exercise(#)        Exercise($)       Vesting(#)       Vesting($)
  ----         -----------        -----------       ----------       ----------
Chris Craddock     Nil               Nil               Nil              Nil

William Iny        Nil               Nil               Nil              Nil

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Not applicable

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS.

The following table reflects, as of September 8, 2011, the beneficial common stock ownership of: (a) each of our directors, (b) each executive officer, (c) each person known by us to be a beneficial holder of five percent (5%) or more of our common stock, and (d) all of our executive officers and directors as a group:

Beneficial ownership is determined in accordance with the rules of the SEC. Shares of common stock subject to options currently exercisable or exercisable within 60 days of September 8, 2011, are deemed outstanding for computing the percentage ownership of the stockholder holding the options or warrants, but are not deemed outstanding for computing the percentage ownership of any other stockholder. Unless otherwise indicated in the footnotes to this table, we believe stockholders named in the table have sole voting and sole investment power with respect to the shares set forth opposite such stockholder's name. Percentage of ownership is based on 31,702,016 shares of common stock outstanding as of September 8, 2011.

                                                  Amount and
                                                  Nature of
                                                  Beneficial      Percent of
Name and Address of Beneficial Shareholder        Ownership(1)      Class(2)
------------------------------------------        ------------      --------
Common stock
------------
William Iny                                       10,347,447(3)      32.6%
890 West Pender Street, Suite 710
Vancouver, British Columbia

Greg Yanke                                         9,882,128(4)      31.2%
890 West Pender Street, Suite 710
Vancouver, British Columbia

Harry Bauskin                                        945,000(5)       3.0%
890 West Pender Street, Suite 710
Vancouver, British Columbia

Patricia J. Shorr                                    350,000(6)       1.1%
890 West Pender Street, Suite 710
Vancouver, British Columbia

Directors and officers as a group (4 persons)      21,524,575        67.9%

----------
1. Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.
2. The percentage of class is based on 31,702,016 shares of common stock issued and outstanding as of September 8, 2011. This total includes 15,680,016 shares of common stock that are reserved for issuance in exchange for certain exchangeable securities of the Company's subsidiary Keewatin Windpower Inc.
3. Total consists of: 9,114,113 shares of the Company's common stock beneficially owned by Mr. Iny and incentive stock options to purchase up to 1,233,334 shares of the Company's common stock.
4. Total consists of: 9,357,128 shares of the Company's common stock beneficially owned by Mr. Yanke and incentive stock options to purchase up to 525,000 shares of the Company's common stock.
5. Total consists of: 420,000 shares of the Company's common stock beneficially owned by Mr. Bauskin and incentive stock options to purchase up to 525,000 shares of the Company's common stock.
6. Total consists of incentive stock options to purchase up to 350,000 shares of the Company's common stock.

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

1. The Company entered into a letter of agreement dated March 26, 2007 to acquire 100% of the issued and outstanding common shares of Sky Harvest Windpower Corp. ("Sky Harvest - Saskatchewan"), a private Canadian company incorporated under the federal laws of Canada, in consideration for 17,343,516 restricted shares of the Company's common stock. Our president, William Iny, was a director and a principal shareholder of Sky Harvest - Saskatchewan. At the time of the acquisition, our former president, Chris Craddock, was also a director and officer of Sky Harvest - Saskatchewan. As well, Greg Yanke, a former director of the Company at the time, was a controlling shareholder of Sky Harvest - Saskatchewan. Sky Harvest - Saskatchewan holds the rights to construct a wind power facility on approximately 15,000 acres of land located near the town of Birsay in Southwestern Saskatchewan.

On July 13, 2009, the Company completed the acquisition of all of the issued and outstanding shares of Sky Harvest - Saskatchewan. Closing of the acquisition (the "Transaction") was completed in accordance with the terms and conditions of the Share Exchange Agreement between the Company, Keewatin Windpower Inc., ("ExchangeCo") a wholly owned subsidiary of the Company, Sky Harvest-Saskatchewan and all of the shareholders of Sky Harvest - Saskatchewan dated for reference May 11, 2009.

Pursuant to the terms of the Share Exchange Agreement, each shareholder of Sky Harvest - Saskatchewan received 1.5 shares in the capital of the Company for each one common share of Sky Harvest - Saskatchewan he or she held prior to closing. In exchange for all of the issued and outstanding shares of Sky Harvest- Saskatchewan, on July 13, 2009 the Company issued a total of:

(i) 220,500 shares of its common stock to Sky Harvest - Saskatchewan shareholders resident in the U.S. pursuant to Rule 506 of Regulation D of the Securities Act of 1933 (the "1933 Act"), each of whom represented that they were an "accredited investor" as such term is defined in Regulation D;

(ii) 720,000 shares of its common stock to Sky Harvest- Saskatchewan shareholders pursuant to Regulation S of the 1933 Act, each of whom represented that they were not a "U.S. person" as such term is defined in Regulation S of the 1933 Act; and

(iii)16,400,016 exchangeable shares of its subsidiary ExchangeCo, each of which is exchangeable into one share of the Company in accordance with the terms and conditions of the Share Exchange Agreement, the Voting and Exchange Trust Agreement and the Exchangeable Share Support Agreement entered into concurrently with the closing of the Transaction. The exchangeable shares were issued to Sky Harvest - Saskatchewan shareholders in order to minimize any adverse tax consequences for Canadian shareholders of Sky Harvest-Saskatchewan.

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

2. During the year ended May 31, 2011, the Company paid or accrued $63,241 (year ended May 31, 2010 - $55,338) in management fees to a company owned by William Iny, our president.

3. During the year ended May 31, 2011, the Company entered into a loan agreement with Greg Yanke, who subsequently became one of our directors, whereby he agreed to loan $100,300 to us. A total of $27,000 of the loan bears interest at a rate of 15% per annum. The remain loan amount is non-interest bearing.

4. During the year ended May 31, 2010, the Company incurred $30,903 (year ended May 31, 2010 - $113,855) to Chris Craddock, the Company's former president.

DIRECTOR INDEPENDENCE

Our common stock is quoted on the FINRA bulletin board interdealer quotation system, which does not have director independence requirements. Under NASDAQ rule 4200(a)(15), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation. Three of our four directors are considered independent.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

AUDIT FEES

For the years ended May 31, 2011 and 2010, the aggregate fees billed by Chang G. Park, CPA, PhD., for professional services rendered for the audit of our annual consolidated financial statements included in our annual report on Form 10-K were:

     2011      $25,000
     2010      $20,000

AUDIT RELATED FEES

For the years ended May 31, 2011 and 2010, the aggregate fees billed for assurance and related services by Chang G. Park, CPA, Ph. D. relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above, was:

     2011         Nil
     2010         Nil

TAX FEES

For the years ended May 31, 2011 and 2010, the aggregate fees billed by Chang G. Park, CPA, PhD. for other non-audit professional services, other than those services listed above, totalled:

     2011         Nil
     2010         Nil

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

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before Chang G. Park, CPA, PhD. is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

     * approved by our board of directors who are capable of analyzing and evaluating financial information; or
     * entered into pursuant to pre-approval policies and procedures established by the board of directors, provided the policies and procedures are detailed as to the particular service, the board of directors is informed of each service, and such policies and procedures do not include delegation of the board of directors' responsibilities to management.

The board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

The board of directors has considered the nature and amount of fees billed by Lancaster & David and believes that the provision of services for activities unrelated to the audit is compatible with maintaining Chang G. Park's independence.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following consolidated financial statements of Sky Harvest Windpower Corp. and its subsidiary are filed as part of this Form 10-K:

Statements
----------
Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of May 31, 2011 and 2010

Consolidated Statements of Operations for the years ended May 31, 2011 and 2010 and for the period since inception Consolidated Statements of Cash Flows for the years ended May 31, 2011 and 2010 and for the period since inception

Consolidated Statement of Stockholders' Equity for the years ended May 31, 2011 and 2010 and for the period since inception Notes to the Consolidated Annual Financial Statements

All schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or notes thereto.

EXHIBITS

                                                                                                                  Filed with
Description                                                      Exhibit No.    Form         Filing date           this Form
-----------                                                      -----------    ----         -----------           ---------
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

MATERIAL CONTRACTS--FINANCING AGREEMENTS
Form of Subscription Agreement for July 13, 2007 Private Placement
for US Subscribers                                                   10.2       10-QSB       January 14, 2008
Form of Subscription Agreement for July 13, 2007 Private Placement
for Non-US Subscribers                                               10.3       10-QSB       January 14, 2008

MATERIAL CONTRACTS--OTHER
Consent to Entry/Right of Access Agreement between Keewatin
Windpower Corp. and Edward and Charlotte Bothner, dated
August 23, 2005                                                      10.4       SB-2         September 29, 2005
Letter of Intent between Keewatin Windpower Corp. and Sky
Harvest Windpower Corp. dated March 27, 2007                         10.5       10-QSB       January 14, 2008
Loan Agreement between Sky Harvest Windpower Corp. and
Keewatin Windpower Corp. dated September 23, 2008                    10.6       10-QSB       January 14, 2009
Promissory Note of Sky Harvest Windpower Corp. dated
September 23, 2008                                                   10.7       10-QSB       January 14, 2009
Financial Communications and Strategic Consulting Agreement with
Aspire Clean Tech Communications, Inc. dated February 23, 2009       10.8       8-K          March 3, 2009
Promissory Note of Sky Harvest Windpower Corp. dated
September 23, 2008                                                   10.9       10-Q         February 28, 2009
Loan Agreement between Sky Harvest Windpower Corp. and
Keewatin Windpower Corp. dated January 28, 2009                      10.10      10-Q         February 28, 2009
Share exchange agreement between Keewatin Windpower Corp. and
Sky Harvest Windpower Corp. dated May 11, 2009                       10.11      8-K          July 10, 2009
Exchangeable share support agreement between Keewatin Windpower
Corp. and Keewatin Windpower Inc. dated May 11, 2009                 10.12      8-K          July 10, 2009
Voting and exchange trust agreement between Keewatin Windpower
Corp., Keewatin Windpower Inc. and Valiant Trust Company dated
May 11, 2009                                                         10.13      8-K          July 10, 2009
2010 Share Option plan                                               10.14      8-K          September 23, 2009

CODE OF ETHICS
Code of Ethics                                                       14.1       10-K         August 31, 2009

CERTIFICATES
Certification  Statement of the Chief  Executive  Officer and
Chief  Financial Officer  pursuant  to Section  302 of the
Sarbanes- Oxley Act of 2002                                          31.1  `                                            *
Certification  Statement of the Chief  Executive  Officer and
Chief  Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act
Of 2002                                                              32.1                                               *

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SKY HARVEST WINDPOWER CORP.


/s/ William Iny
--------------------------------------------
William Iny
Chief Executive Officer and Chief Financial
Officer Principal Executive Officer,
Principal Accounting Officer and Principal
Financial Officer
Date: September 20, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


/s/ William Iny
--------------------------------------------
William Iny
President, Chief Executive Officer, Chief
Financial Officer , President, Treasurer,
Secretary, and Director, Principal Executive
Officer, Principal Accounting Officer and
Principal Financial Officer
Date: September 20, 2011