Form 10-Q
period 2011-08-31
Sky Harvest Windpower Corp.
filed 2011-10-14
CIK 1332445

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934

                 For the quarterly period ended August 31, 2011
                                       or

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

31,702,016 shares of common stock are issued and outstanding as of October 13, 2011 (including 15,680,016 shares of common stock reserved for issuance in exchange for certain outstanding exchangeable securities of the registrant).

                                      INDEX

                                                                            Page
                                                                            ----
PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)                                      3

         CONSOLIDATED  BALANCE  SHEETS as of August 31, 2011 and               3
         May 31, 2011

         CONSOLIDATED STATEMENTS OF OPERATIONS for the Three Months Ended      4
         August  31,  2011 and  2010,  and for the  period  since inception

         CONSOLIDATED  STATEMENTS OF SHAREHOLDERS' EQUITY for the period       5
         since  inception

         CONSOLIDATED  STATEMENTS  OF CASH FLOWS for the Three Months Ended    9
         August 31, 2011 and 2010, and for the period since inception

         NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS     10

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                17

Item 3   Quantitative and Qualitative Disclosures About Market Risk           24

Item 4.  Controls and Procedures                                              24

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings                                                    25

Item 1A. Risk Factors                                                         25

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds          25

Item 3.  Defaults Upon Senior Securities.                                     25

Item 4.  (Removed and reserved)                                               25

Item 5.  Other Information                                                    25

Item 6.  Exhibits                                                             26

SIGNATURES                                                                    28

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Sky Harvest Windpower Corp.
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in US Dollars)
(Unaudited)

                                                                      August 31,             May 31,
                                                                         2011                 2011
                                                                      ----------           ----------
                                                                          $                    $
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                              236,001               23,465
  Other receivables                                                        5,167               10,855
  Prepaid expenses                                                         4,052               53,120
                                                                      ----------           ----------
      TOTAL CURRENT ASSETS                                               245,220               87,440
                                                                      ----------           ----------
Property and equipment, net (Note 4)                                      70,981               71,945
                                                                      ----------           ----------

      TOTAL ASSETS                                                       316,201              159,385
                                                                      ==========           ==========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
  Accounts payable                                                       115,743              166,576
  Accrued liabilities                                                      7,246                3,156
  Due to related parties (Note 7)                                         69,824              283,023
  Note payable (Note 5)                                                   50,000               60,324
                                                                      ----------           ----------
      TOTAL LIABILITIES                                                  242,813              513,079
                                                                      ----------           ----------
STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred Stock:
    Authorized: 10,000,000 shares, $0.001 par value
    Issued and outstanding: 1 share (May 31, 2011 - 1 share)                  --                   --
  Common Stock:
    Authorized: 100,000,000 shares, $0.001 par value
    Issued and outstanding: 31,702,016 shares
     (May 31, 2011 - 29,732,016  shares)                                  31,702               29,732
  Additional paid-in capital                                           6,379,274            5,829,796
  Common stock subscribed (Note 10)                                        6,750                6,750
  Accumulated other comprehensive loss                                   (72,172)             (82,445)
  Deficit accumulated during the development stage                    (6,272,166)          (6,137,527)
                                                                      ----------           ----------
      TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                73,388             (353,694)
                                                                      ----------           ----------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)               316,201              159,385
                                                                      ==========           ==========

Continuing operations (Note 1)
Commitments and contingencies (Note 10)

              (The accompanying notes are an integral part of these
                       consolidated financial statements)

Sky Harvest Windpower Corp.
(A Development Stage Company)
Consolidated Statements of Operations
(Expressed in US Dollars, except number of shares)
(Unaudited)

                                                          Accumulated from       For the            For the
                                                          February 25, 2005    Three Months       Three Months
                                                       (Date of Inception) to     Ended              Ended
                                                              August 31,        August 31,         August 31,
                                                                2011               2011               2010
                                                             ----------         ----------         ----------
                                                                  $                 $                  $
EXPENSES
  Consulting fees                                               381,132             14,685             20,187
  Engineering and development                                   485,624             73,293             16,058
  Management fees (Note 7)                                      616,465             15,885             46,330
  Professional fees                                             371,702             17,937              2,356
  General and administrative                                  1,776,866              9,354            (19,555)
  Acquired development costs                                    242,501                 --                 --
                                                             ----------         ----------         ----------
OPERATING LOSS                                               (3,874,290)          (131,154)           (65,376)
                                                             ----------         ----------         ----------
OTHER INCOME (LOSS)
  Impairment loss                                            (2,551,440)                --                 --
  Interest income                                                89,382                 --                 29
  Foreign exchange gain (loss)                                   76,739             (6,914)           (15,684)
  Settlement of debt                                            (12,557)             3,429                 --
                                                             ----------         ----------         ----------
NET LOSS                                                     (6,272,166)          (134,639)           (81,031)

OTHER COMPREHENSIVE LOSS
  Foreign currency translation adjustments                      (72,172)            10,273             14,671
                                                             ----------         ----------         ----------

COMPREHENSIVE LOSS                                           (6,344,338)          (124,366)           (66,360)
                                                             ==========         ==========         ==========

NET LOSS PER COMMON SHARE - BASIC AND DILUTED                                         (0.00)            (0.00)
                                                                                -----------        ----------
WEIGHTED AVERAGE NUMBER OF COMMON STOCK OUTSTANDING                              30,182,000        29,732,000
                                                                                -----------        ----------


              (The accompanying notes are an integral part of these
                       consolidated financial statements)

Sky Harvest Windpower Corp.
(A Development Stage Company)
Consolidated Statement of Stockholders' Equity
(Expressed in US Dollars, except number of shares)
(Unaudited)


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


              (The accompanying notes are an integral part of these
                       consolidated financial statements)

Sky Harvest Windpower Corp.
(A Development Stage Company)
Consolidated Statement of Stockholders' Equity
(Expressed in US Dollars, except number of shares)
(Unaudited)
Deficit

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


              (The accompanying notes are an integral part of these
                       consolidated financial statements)

Sky Harvest Windpower Corp.
(A Development Stage Company)
Consolidated Statement of Stockholders' Equity
(Expressed in US Dollars, except number of shares)
(Unaudited)

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


              (The accompanying notes are an integral part of these
                       consolidated financial statements)

Sky Harvest Windpower Corp.
(A Development Stage Company)
Consolidated Statement of Stockholders' Equity (Deficit)
(Expressed in US Dollars, except number of shares)
(Unaudited)

                                                                                                         Deficit
                                                                                                       Accumulated
                                                                 Additional    Common     Accumulated  During the
                         Preferred           Common               Paid-in      Stock         Other     Development
                           Stock     Amount  Shares     Amount    Capital    Subscribed  Comprehensive    Stage         Total
                             #         $        #          $          $           $          Loss           $             $
                           ----     ------  ----------  --------  ---------    -------    ----------    ----------    ----------
Balance - May 31, 2009
 carried forward             --        --   12,391,500    12,391  2,071,366      6,750            --    (1,103,854)      986,653

Common stock issued
 pursuant to business
 acquisition                 --        --   17,340,516    17,341  2,583,736         --            --            --     2,601,077

Preferred stock issued
 pursuant to business
 acquisition                  1        --           --        --         --         --            --            --            --

Stock-based compensation     --        --           --        --    589,514         --            --            --       589,514

Accumulated other
 comprehensive loss          --        --           --        --         --         --       (28,257)           --       (28,257)

Net loss for year            --        --           --        --         --         --            --    (1,549,409)   (1,549,409)
                           ----    ------   ----------  --------  ---------    -------    ----------    ----------    ----------
Balance - May 31, 2010        1        --   29,732,016    29,732  5,244,616      6,750       (28,257)   (2,653,263)    2,599,578

Stock-based compensation     --        --           --        --    585,180         --            --            --       585,180

Accumulated other
comprehensive loss           --        --           --        --         --         --       (54,188)           --       (54,188)

Net loss for the year        --        --           --        --         --         --            --    (3,484,264)   (3,484,264)
                           ----    ------   ----------  --------  ---------    -------    ----------    ----------    ----------
Balance - May 31, 2011        1        --   29,732,016    29,732  5,829,796      6,750       (82,445)   (6,137,527)     (353,694)

Stock-based compensation     --        --           --        --       (502)        --            --            --          (502)

Accumulated other
 comprehensive loss          --        --           --        --         --         --        10,273            --        10,273

Common stock issued on
 June 21, 2011 for cash at
 $0.25 per share             --        --    1,970,000     1,970    490,530         --            --            --       492,500

Disgorgement of swing
 trading profits             --        --           --        --     59,450         --            --            --        59,450

Net loss for the period      --        --           --        --         --         --            --      (134,639)     (134,639)
                           ----    ------   ----------  --------  ---------    -------    ----------    ----------    ----------

Balance - August 31, 2011     1        --   31,702,016    31,702  6,379,274      6,750       (72,172)   (6,272,166)       73,388
                           ====    ======   ==========  ========  =========    =======    ==========    ==========    ==========

              (The accompanying notes are an integral part of these
                       consolidated financial statements)

Sky Harvest Windpower Corp.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US Dollars)
(Unaudited)

                                                                 Accumulated from         For the              For the
                                                                 February 25, 2005      Three Months         Three Months
                                                              (Date of Inception) to       Ended                Ended
                                                                     August 31,          August 31,           August 31,
                                                                       2011                 2011                 2010
                                                                    ----------           ----------           ----------
                                                                        $                     $                   $
OPERATING ACTIVITIES
  Net loss for the period                                           (6,272,166)            (134,639)             (81,031)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
     Depreciation                                                       23,189                  178                1,212
     Stock-based compensation                                        1,544,660                 (502)             (41,991)
     Impairment loss                                                 2,551,440                   --                   --
     Loss on settlement of debt                                         12,652               (3,334)                  --
     Acquired development costs                                        242,501                   --                   --
  Changes in operating assets and liabilities:
     Prepaid expenses                                                    8,082               49,068               13,311
     Accrued interest                                                    1,294                1,050                  471
     Accounts payable and accrued liabilities                          103,608              (44,459)              34,473
     Account receivable                                                (23,525)               5,688               (3,870)
     Note receivable                                                  (280,000)                  --                   --
     Due to related parties                                              4,532              (69,916)              34,235
                                                                    ----------           ----------           ----------
           NET CASH FLOWS USED IN OPERATING ACTIVITIES              (2,083,733)            (196,866)             (43,190)
                                                                    ----------           ----------           ----------
INVESTING ACTIVITIES
  Purchase of equipment                                                (23,504)                  --                   --
  Purchase of short-term investments                                (2,472,839)                  --                   --
  Redemption of short-term investments                               2,493,484                   --                   --
  Cash acquired from acquisition                                        21,016                   --                   --
                                                                    ----------           ----------           ----------
           NET CASH FLOWS PROVIDED BY INVESTING ACTIVITIES              18,157                   --                   --
                                                                    ----------           ----------           ----------
FINANCING ACTIVITIES
  Proceeds from common stock issuances                               2,210,749              492,500                   --
  Proceeds from (Repayment of) related party loans                      64,450             (142,940)                  --
  Proceeds from (Repayment of) note payable                             50,000              (10,324)              27,000
  Proceeds from swing sale disgorgement                                 59,450               59,450                   --
                                                                    ----------           ----------           ----------
           NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES           2,384,649              398,686               27,000
                                                                    ----------           ----------           ----------

Effect of exchange rate changes on cash                                (83,072)              10,716               15,980
                                                                    ----------           ----------           ----------
Increase (decrease) in cash and cash equivalents                       236,001              212,536                 (210)
Cash and cash equivalents - beginning of period                             --               23,465                  234
                                                                    ----------           ----------           ----------
Cash and cash equivalents - end of period                              236,001              236,001                   24
                                                                    ==========           ==========           ==========
SUPPLEMENTARY DISCLOSURES:
  Interest paid                                                             --                   --                   --
  Income taxes paid                                                         --                   --                   --
                                                                    ----------           ----------           ----------
SIGNIFICANT NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Stock issuance for acquisition                                     2,601,077                   --            2,601,077
  Increase intangible asset due to acquisition                              --                   --            2,551,400
  Accounts payable increased due to acquisition                         30,986                   --               30,986
                                                                    ----------           ----------           ----------

              (The accompanying notes are an integral part of these
                       consolidated financial statements)

Sky Harvest Windpower Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
August 31, 2011
(Expressed in US Dollars)
(Unaudited)


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

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, the successful exploitation of economically recoverable electricity in its wind power projects, and the attainment of profitable operations. As at August 31, 2011, the Company has accumulated losses of $6,272,166 since inception. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Sky Harvest Windpower Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
August 31, 2011
(Expressed in US Dollars)
(Unaudited)


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

Sky Harvest Windpower Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
August 31, 2011
(Expressed in US Dollars)
(Unaudited)


2. Significant Accounting Polices (continued)

d. Equipment (continued)

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

e. Long Lived Assets

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

Sky Harvest Windpower Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
August 31, 2011
(Expressed in US Dollars)
(Unaudited)


2. Significant Accounting Polices (continued)

g. Foreign Currency Translation

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

k. Website Development Costs

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

Sky Harvest Windpower Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
August 31, 2011
(Expressed in US Dollars)
(Unaudited)


2. Significant Accounting Polices (continued)

l. Comprehensive Income

ASC 220, COMPREHENSIVE INCOME, establishes standards for the reporting and display of comprehensive income and its components in the consolidated financial statements. As at August 31, 2011 and 2010, the Company`s only component of comprehensive income (loss) was foreign currency translation adjustments.

3. Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

4. Property and equipment

                                                  August 31, 2011  May 31, 2011
                                    Accumulated    Net Carrying    Net Carrying
                            Cost    Depreciation      Value           Value
                            ----    ------------      -----           -----
                              $          $              $               $
Computer equipment           6,163     (5,502)           661             781
Asset under construction    69,669         --         69,669          70,447
Wind tower equipment        22,116    (21,465)           651             717
                           -------    -------        -------         -------

                            97,948    (26,967)        70,981          71,945
                           =======    =======        =======         =======

5. Note Payable

During the year ended May 31, 2011, the Company received advances from third parties in the amount of $60,324. During the three months ended August 31, 2011, the Company repaid $10,324. At August 31, 2011, advances of $50,000 remain outstanding. The amount is unsecured, non-interest bearing and due on demand.

6. Preferred Stock

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

As of August 31, 2011, the Company had issued 885,000 shares of common stock to holders of 885,000 shares of exchangeable preferred shares of its subsidiary Keewatin Wind Power Corp., pursuant to them exercising their exchange rights. As of August 31, 2011, there were 15,680,016 outstanding exchangeable shares (May 31, 2011 - 15,680,016 shares).

As the exchangeable shares have already been recognized in connection with the acquisition of Sky Harvest - Saskatchewan, the value ascribed to these shares on exchange is $Nil.

Sky Harvest Windpower Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
August 31, 2011
(Expressed in US Dollars)
(Unaudited)


7. Related Party Transactions

a) During the three months ended August 31, 2011, the Company incurred $Nil (2010 - $30,903) for management services provided by a former director and a principal shareholder of the Company.

b) During the three months ended August 31, 2011, the Company incurred $15,885 (2010 - $15,427) to a company controlled by a director and principal shareholder of the Company for management services. As at August 31, 2011, the Company is indebted to that company and the Company's director for $6,303 (May 31, 2011 - $178,872), which is non-interest bearing, unsecured and due on demand.

c) On June 18, 2010, the Company entered into a loan agreement with a director for $27,000 which is payable within three months a written demand is received from the note holder. The amount is unsecured and bears interest at 15% per annum. As at August 31, 2011, accrued interest of $4,870 was recorded. During the year ended May 31, 2011, the Company received an advance of $72,491 (CDN$71,000) from the same director. During the three months ended August 31, 2011, the Company repaid $40,840 (CDN$40,000) At August 31, 2011, $31,651
(CDN$31,000) is unsecured, non-interest bearing and has no terms of repayment.

d) On August 31, 2011, the Company received a disgorgement of swing trading profits of $59,450 from the President. This amount has been credited to additional paid in capital.

These related party transactions are recorded at the exchange amount, being the amount established and agreed to by the related parties.

8. Common Stock

On June 21, 2011, the Company closed a private placement consisting of 1,970,000 shares of common stock at a price of $0.25 per share for gross proceeds of $492,500.

9. Stock Based Compensation

On September 11, 2009, the Company's board of directors adopted the 2009 Stock Option Plan which provides for the granting of stock options to acquire up to 2,900,000 common shares of the Company to eligible employees, officers, directors and consultants of the Company. At August 31, 2011, the Company had 1,650,000 shares of common stock available to be issued under the Plan.

The fair value for stock options vested during the three month periods ended August 31, 2011 and 2010 were estimated at the vesting and granting date using the Black-Scholes option-pricing model. The weighted average assumptions used are as follows:

                                         Three Months Ended  Three Months Ended
                                              August 31,          August 31,
                                                2011                2010
                                               ------              ------
Expected dividend yield                            0%                  0%
Risk-free interest rate                         0.71%               2.10%
Expected volatility                              534%                222%
Expected option life (in years)                 3.25                4.03

Sky Harvest Windpower Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
August 31, 2011
(Expressed in US Dollars)
(Unaudited)


9. Stock Based Compensation (continued)

The following table summarizes the continuity of the Company's stock options:

                                                          Weighted-
                                                           Average
                                                          Remaining
                                                Average  Contractual  Aggregate
                                    Number of   Exercise    Term      Intrinsic
                                     Options     Price     (years)      Value
                                     -------     -----     -------      -----
                                                   $                     $
Outstanding: May 31, 2010            1,250,000    0.51

Granted                              2,600,000    0.16
Expired                               (666,666)   0.51
                                     ---------    ----
Outstanding: May 31, 2011 and
 August 31, 2011                     3,183,334    0.23      4.29       713,750
                                    ----------    ----      ----       -------

Exercisable: August 31, 2011         3,152,084    0.22      4.31       715,625
                                    ----------    ----      ----       -------

A summary of the status of the Company's non-vested stock options as of Augsust 31, 2011, and changes during the three months ended August 31, 2011, is presented below:

                                                          Weighted Average
                                              Number of     Grant Date
Non-vested options                             Options      Fair Value
------------------                             -------      ----------
                                                                $
Non-vested at May 31, 2011                      62,500        0.55

Granted                                             --          --
Forfeited/Cancelled                                 --          --
Vested                                         (31,250)       0.55
                                               -------        ----
Non-vested at August 31, 2011                   31,250        0.55
                                               -------        ----

At August 31, 2011, there was $293 of unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Plan, which is expected to be recognized over a weighted average period of 0.03 years.

10. Commitments and Contingencies

On February 23, 2009, the Company entered into a consulting agreement with a consultant (the "Consultant"). Pursuant to the agreement, the Consultant provided investor relations services for the Company from February 24, 2009 to July 5, 2009. In consideration for the investor relations services, the Company agreed to pay the Consultant $5,000 per month and to issue 15,000 shares of the Company's common stock. At August 31, 2011, the fair value of the 15,000 shares issuable was $6,750 and is included in common stock subscribed.

11. Subsequent Events

In accordance with ASC 855, SUBSEQUENT EVENTS, the Company has evaluated subsequent events through the date of issuance of the audited consolidated financial statements. Subsequent to the three month period ended August 31, 2011, the Company did not have any material recognizable subsequent events.

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

On June 21, 2011, we completed a private placement consisting of the sale of 1,970,000 shares of our common stock at $0.25 each for aggregate proceeds of $492,000. We have also agreed to issue 40,000 shares of common stock as a finder's fee in connection with the financing. We intend to use the proceeds from the private placement for pre-development costs in connection with our proposed wind power development projects located in Saskatchewan, Canada, as well as for general working capital.

We appointed the following additional directors on the various dates indicated:

Name of Director                            Date of Appointment
----------------                            -------------------
Harry Bauskin                                  April 14, 2011
Patricia J. Shorr                              April 28, 2011
Greg Yanke                                     June 14, 2011

RESULTS OF OPERATIONS

The following summary of our results of operations should be read in conjunction with our unaudited interim consolidated financial statements for the fiscal quarter ended August 31, 2011, which are included herein.

                                      Three months ended August 31,
                                 2011         2010      Increase/(Decrease)
                               --------     --------    ------------------
                                  $            $           $           %
Revenue                               0            0           0       N/A
Expenses                        131,154       65,376      65,778     100.6%
Foreign exchange (gain) loss      6,914       15,684      (8,770)    (55.9%)
Settlement of Debt               (3,429)           0      (3,429)      N/A
Interest income                       0          (29)         29       N/A
                               --------     --------    --------     -----
Net Loss                        134,639       81,031      53,608     66.2%
                               --------     --------    --------     -----

REVENUES

We recorded a net operating loss of 134,639 for the fiscal quarter ended August 31, 2011 and have an accumulated deficit of $6,344,338 since inception. We have had no operating revenue since our inception on February 25, 2005 through to the fiscal quarter ended August 31, 2011. We anticipate that we will not generate any revenue while we are a development stage company.

EXPENSES

Our expenses for the three months ended August 31, 2011 and 2010 are outlined below:

                                      Three months ended August 31,
                                 2011         2010      Increase/(Decrease)
                               --------     --------    ------------------
                                  $            $           $           %
Consulting fees                 14,685       20,187      (5,502)      (27.3%)
Engineering and development     73,293       16,058      57,235       356.4%
Management fees                 15,885       46,330     (30,445)      (65.7%)
Professional fees               17,937        2,356      15,581       661.3%
General and administrative       9,354      (19,555)     28,909         N/A
                               -------      -------     -------      ------
Net Operating Loss             131,154       65,376     (65,778)     (100.6%)
                               -------      -------     -------      ------

Consulting expenses decreased by $5,502 in the three month period ended August 31, 2011 compared to the three month period ended August 31, 2010. This decrease primarily relates to a reduction in fees paid for investor relations services.

Engineering and development expenses increased by $57,235 in the three month period ended August 31, 2011 compared to the three month period ended August 31, 2010. This increase is a result of development and maintenance work on our wind power projects.

Management fees decreased by $30,445 in the three month period ended August 31, 2011 compared to the three month period ended August 31, 2010. This decrease in management fees are a result of termination of our management contract with Chris Craddock, who ceased providing us with management services on September 1, 2010. Since that date, William Iny, our president and sole director, has provided us with management services for remuneration of $5,000 per month.

Professional fees, consisting primarily of legal and accounting costs, increased by $15,581 in the three month period ended August 31, 2011 compared to the three month period ended August 31, 2010. This increase is due to higher accounting and legal costs that we incurred in the current fiscal year.

General and administrative expenses increased by $28,909 in the three month period ended August 31, 2011 compared to the three month period ended August 31, 2010. The increase in this category of expenses resulted chiefly from an 2010 adjustment to the fair value of unvested options awarded under the Company's 2009 Stock Option plan.

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

INTEREST INCOME

We did not generate interest in the three month period ended August 31, 2011. The Company has redeemed funds previously held in term deposits in order to fund development of its wind power projects and continued corporate operations.

LIQUIDITY AND CAPITAL RESOURCES

Our financial condition as at August 31, 2011, and May 31, 2011, our fiscal year end, and the changes for on those dates are summarized as follows:

Working Capital

                     August 31,    May 31,
                       2011         2011        Increase/(Decrease)
                     --------     --------     -------------------
                        $            $            $            %
Current Assets        245,220       87,440      157,780      180.4%
Current Liabilities   242,813      513,079     (270,266)     (52.7%)
                     --------     --------     --------      -----
Working Capital         2,407     (425,639)    (428,046)       N/A
                     --------     --------     --------      -----

The increase in our working capital position of $428,046 from May 31, 2011, the date of our most recently fiscal year end, to August 31, 2011 was primarily due to our completion of a private placement consisting of the sale of 1,970,000 shares of our common stock at $0.25 each for aggregate proceeds of $492,000 and the payment of most of our current liabilities with those funds.

Cash Flows

                                                                  Three months ended August 31,
                                                             2011         2010      Increase/(Decrease)
                                                           --------     --------    ------------------
                                                              $            $           $           %
Cash Flows from (used in) Operating Activities             (196,866)     (43,190)   (153,676)       N/A
Cash Flows provided by (used in) Investing Activities            --           --          --        N/A
Cash Flows provided by Financing Activities                 398,686       27,000     371,686      1,376%
Effect of exchange rate changes on cash                      10,716       15,980      (5,264)     (32.9%)
                                                           --------     --------    --------     ------
Net increase (decrease) in cash during period               212,536         (210)    212,746        N/A
                                                           --------     --------    --------     ------

During the three months ended August 31, 2011, we used net cash in operating activities in the amount of $196,866. This cash outflow primarily consisted of payments for general and administrative expenses, audit fees, and wind property lease payments.

The $398,686 in cash flows provided by financing activities during the three months ended August 31, 2011 primarily consisted of private placement proceeds and proceeds from a short-swing sale disgorgement from one of our directors.

DISCLOSURE OF OUTSTANDING SHARE DATA

WARRANTS

None

SHARE OPTIONS

On September 11, 2009, we granted stock options to directors, officers and key advisors to acquire up to 1,250,000 shares of common stock exercisable at $0.51 per share on or before September 11, 2014.

A summary of our stock option activity is as follows:

                                                            Weighted
                                                            Average
                                      Number of             Exercise
                                       Options               Price
                                       -------               -----
                                                               $
Balance as at May 31, 2010             1,250,000              0.51
Granted                                2,600,000              0.16
Expired                                 (666,666)             0.51
Exercised                                     --                --
                                      ----------             -----
Outstanding: August 31, 2011           3,183,334              0.23
                                      ----------             -----
Exercisable: August 31, 2011           3,152,084              0.22
                                      ----------             -----

FUTURE FINANCINGS

We recorded a comprehensive loss of $124,366 for the three month period ended August 31, 2011 and have an accumulated deficit of $6,344,338 since inception. As of August 31, 2011 we had cash and cash equivalents totaling $236,001 (May 31, 2011 - $23,465).

As of the date of this report, management anticipates that we will require at least $350,000 to fund our corporate operations and proposed exploration and development program for the next 12 months. As well, we will require approximately an additional $250,000 to cover our current outstanding liabilities. Accordingly, we do not have sufficient funds to meet our planned expenditures over the next 12 months. In addition, we will require further financing in order to fund our anticipated expenses for the construction of the proposed wind turbine project.

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

BECAUSE ALL OF OUR ASSETS, AND OUR DIRECTORS AND OFFICERS ARE LOCATED IN CANADA, U.S. RESIDENTS' ENFORCEMENT OF LEGAL PROCESS MAY BE DIFFICULT.

All of our assets are located in Canada. In addition, our sole officer and half of our directors reside in Canada. Accordingly, service of process upon our company, or upon individuals related to Sky Harvest, may be difficult or impossible to obtain within the United States. As well, any judgment obtained in the United States against us may not be collectible within the United States.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures at August 31, 2011, which is the end of the period covered by this report. This evaluation was carried out by our principal executive officer and principal financial officer. Based on this evaluation, our principal executive officer and principal financial officer has concluded that the design and operation of our disclosure controls and procedures were effective as at the end of the period covered by this report.

Based on his evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal controls over financial reporting were not effective as of August 31, 2011 and were subject to material weakness.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses in our internal control over financial reporting using the criteria established in the COSO, namely:

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

During the three months ended August 31, 2011, our internal control over financial reporting was not subject to any changes.

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

MATERIAL CONTRACTS--OTHER
Consent to  Entry/Right of Access  Agreement  between       10.4           SB-2        September 29, 2005
Keewatin  Windpower  Corp.  and Edward and  Charlotte
Bothner,  dated  August 23, 2005
Letter of Intent between Keewatin Windpower Corp. and       10.5         10-QSB        January 14, 2008
Sky Harvest Windpower Corp. dated March 27, 2007
Loan Agreement  between Sky Harvest  Windpower  Corp.       10.6         10-QSB        January 14, 2009
and Keewatin  Windpower  Corp.  dated  September  23,
2008
Promissory Note of Sky Harvest  Windpower Corp. dated       10.7         10-QSB        January 14, 2009
September 23, 2008
Financial  Communications  and  Strategic  Consulting       10.8            8-K        March 3, 2009
Agreement with Aspire Clean Tech Communications, Inc.
dated February 23, 2009
Promissory Note of Sky Harvest  Windpower Corp. dated       10.9           10-Q        August 31, 2009
September 23, 2008
Loan Agreement  between Sky Harvest  Windpower  Corp.       10.10          10-Q        August 31, 2009
and Keewatin  Windpower Corp.  dated January 28, 2009
Share exchange  agreement between Keewatin  Windpower       10.11           8-K        July 10, 2009
Corp. and Sky Harvest  Windpower Corp.  dated May 11,
2009
Exchangeable share support agreement between Keewatin       10.12           8-K        July 10, 2009
Windpower Corp. and Keewatin Windpower Inc. dated May
11, 2009
Voting and exchange trust agreement  between Keewatin       10.13           8-K        July 10, 2009
Windpower Corp.,  Keewatin Windpower Inc. and Valiant
Trust  Company  dated May 11, 2009
Articles of Merger filed between  Keewatin  Windpower       10.14           8-K        September 17, 2009
Corp. and Sky Harvest Windpower Corp. filed September
1, 2009


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

SKYHARVEST WINDPOWER CORP.


/s/ William Iny
---------------------------------------------------
William Iny
Chief Executive Officer and Chief Financial Officer
Principal Executive Officer, Principal Accounting
Officer and Principal Financial Officer
Date: October 13, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


/s/ William Iny
---------------------------------------------------
William Iny
Chief Executive Officer, Chief Financial Officer,
President, Treasurer, Secretary, and Director,
Principal Executive Officer, Principal Accounting
Officer and Principal Financial Officer
Date: October 13, 2011