Form 10-Q/A
period 2011-08-31
Sky Harvest Windpower Corp.
filed 2011-11-07
CIK 1332445

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A
                                (Amendment No. 1)

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2011, filed with the Securities and Exchange Commission on October 14, 2011 (the "Form 10-Q"), is solely to furnish Exhibit 101 to the Form 10-Q. Exhibit 101 provides the financial statements and related notes from the Form 10-Q formatted in XBRL (Extensible Business Reporting Language).

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q continues to speak as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under those sections.

ITEM 6. EXHIBITS

                                                                                                              Filed
                                                          Exhibit                                           with this
            Description                                     No.            Form         Filing date        Form 10-Q/A
            -----------                                     ---            ----         -----------        -----------
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

CODE OF ETHICS
Code of Ethics                                              14.1           10-K        August 31, 2009

Certification   Statement  of  the  Chief   Executive       31.1                       October 14, 2011
Officer  and  Chief  Financial  Officer  pursuant  to
Section 302 of the Sarbanes- Oxley Act of 2002

Certification   Statement  of  the  Chief   Executive       32.1                       October 14, 2011
Officer and Chief  Financial  Officer  pursuant to 18
U.S.C.  Section 1350, as adopted  pursuant to Section
906 of the Sarbanes-Oxley Act Of 2002

Interactive Data Files pursuant to Rule 405 of
Regulation S-T.                                            101                                                 *

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SKYHARVEST WINDPOWER CORP.


/s/ William Iny
---------------------------------------------------
William Iny
Chief Executive Officer and Chief Financial Officer
Principal Executive Officer, Principal Accounting
Officer and Principal Financial Officer
Date: November 7, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


/s/ William Iny
---------------------------------------------------
William Iny
Chief Executive Officer, Chief Financial Officer,
President, Treasurer, Secretary, and Director,
Principal Executive Officer, Principal Accounting
Officer and Principal Financial Officer
Date: November 7, 2011