Form 10-Q
period 2011-11-30
Sky Harvest Windpower Corp.
filed 2012-01-17
CIK 1332445

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934

                For the quarterly period ended November 30, 2011
                                       or

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

31,702,016 shares of common stock are issued and outstanding as of January 12, 2012 (including 15,680,016 shares of common stock reserved for issuance in exchange for certain outstanding exchangeable securities of the registrant).

                                      INDEX

                                                                            Page
                                                                            ----
PART I FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)                                     3

     CONSOLIDATED BALANCE SHEETS as of November 30, 2011 and May 31, 2011     3

     CONSOLIDATED STATEMENTS OF OPERATIONS for the Three Months and
     Six Months Ended November 30, 2011 and 2010, and for the period
     since inception                                                          4

     CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY for the period
     since inception                                                          5

     CONSOLIDATED STATEMENTS OF CASH FLOWS for the Six Months Ended
     November 30, 2011 and 2010, and for the period since inception           9

     NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS        10

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                           17

Item 3.  Quantitative and Qualitative Disclosures About Market Risk          24

Item 4.  Controls and Procedures                                             24

PART II OTHER INFORMATION

Item 1.  Legal Proceedings                                                   25

Item 1A. Risk Factors                                                        25

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds         25

Item 3.  Defaults Upon Senior Securities                                     25

Item 4   (Removed and reserved)                                              25

Item 5.  Other Information                                                   25

Item 6.  Exhibits                                                            26

SIGNATURES                                                                   28

                          PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Sky Harvest Windpower Corp.
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in US Dollars)
(Unaudited)

                                                                  November 30,              May 31,
                                                                      2011                   2011
                                                                  ------------           ------------
                                                                       $                      $
ASSETS

Current Assets
  Cash and cash equivalents                                            113,675                 23,465
  Other receivables                                                      7,452                 10,855
  Prepaid expenses                                                       5,262                 53,120
                                                                  ------------           ------------
Total Current Assets                                                   126,389                 87,440

Property and equipment, net (Note 4)                                    67,993                 71,945
                                                                  ------------           ------------

Total Assets                                                           194,382                159,385
                                                                  ============           ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Liabilities
  Accounts payable                                                     156,983                166,576
  Accrued liabilities                                                      245                  3,156
  Due to related parties (Note 7)                                       85,785                283,023
  Note payable (Note 5)                                                 50,000                 60,324
                                                                  ------------           ------------

Total Liabilities                                                      293,013                513,079
                                                                  ------------           ------------
Stockholders' Equity (Deficit)
  Preferred Stock:
    Authorized: 10,000,000 shares, $0.001 par value
    Issued and outstanding: 1 share (May 31, 2011 - 1 share)                --                     --
  Common Stock:
    Authorized: 100,000,000 shares, $0.001 par value
    Issued and outstanding: 31,702,016 shares
    (May 31, 2011 - 29,732,016  shares)                                 31,702                 29,732
  Additional paid-in capital                                         6,374,879              5,829,796
  Common stock subscribed (Note 10)                                      6,750                  6,750
  Accumulated other comprehensive loss                                 (33,069)               (82,445)
  Deficit accumulated during the development stage                  (6,478,893)            (6,137,527)
                                                                  ------------           ------------

Total Stockholders' Deficit                                            (98,631)              (353,694)
                                                                  ------------           ------------

Total Liabilities and Stockholders' Equity Deficit                     194,382                159,385
                                                                  ============           ============

Continuing operations (Note 1)
Commitments and contingencies (Note 10)

                 (The accompanying notes are an integral part of
                    these consolidated financial statements)

Sky Harvest Windpower Corp.
(A Development Stage Company)
Consolidated Statements of Operations
(Expressed in US Dollars, except number of shares)
(Unaudited)

                                         Accumulated from          For the           For the          For the          For the
                                         February 25, 2005       Three Months      Three Months      Six Months       Six Months
                                       (Date of Inception) to       Ended             Ended            Ended            Ended
                                            November 30,         November 30,      November 30,     November 30,     November 30,
                                                2011                 2011              2010             2011             2010
                                            ------------         ------------      ------------     ------------     ------------
                                                 $                    $                 $                $                $
Expenses
  Consulting fees                                381,634                  502            25,890           15,187           46,077
  Engineering and development                    536,299               50,675            23,956          123,968           40,014
  Management fees (Note 7)                       705,097               88,632            15,740          104,517           62,070
  Professional fees                              389,499               17,797            29,053           35,734           31,409
  General and administrative                   1,784,179                7,313            50,041           16,667           30,486
  Acquired development costs                     242,501                   --                --               --               --
                                            ------------         ------------      ------------     ------------     ------------

Operating loss                                (4,039,209)            (164,919)         (144,680)        (296,073)        (210,056)

Other Income (Loss)
  Impairment loss                             (2,551,440)                  --                --               --               --
  Interest income                                 89,382                   --                (5)              --               24
  Foreign exchange gain (loss)                    34,931              (41,808)           25,727          (48,722)          10,043
  Settlement of debt                             (12,557)                  --                --            3,429               --
                                            ------------         ------------      ------------     ------------     ------------

Net loss                                      (6,478,893)            (206,727)         (118,958)        (341,366)        (199,989)

Other Comprehensive Loss

Foreign currency translation adjustments         (33,069)              39,103           (25,421)          49,376          (10,750)
                                            ------------         ------------      ------------     ------------     ------------

Comprehensive loss                            (6,511,962)            (167,624)         (144,379)        (291,990)        (210,739)
                                            ============         ============      ============     ============     ============

Net loss per common share -
 basic and diluted                                                      (0.01)            (0.00)           (0.01)           (0.01)
                                                                 ------------      ------------     ------------     ------------
Weighted average number of common
 stock outstanding                                                 31,702,000        29,732,000       29,958,000       29,732,000
                                                                 ------------      ------------     ------------     ------------

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

                                                                                                         Deficit
                                                                                                       Accumulated
                                                                 Additional    Common     Accumulated  During the
                         Preferred           Common               Paid-in      Stock         Other     Development
                           Stock     Amount  Shares     Amount    Capital    Subscribed  Comprehensive    Stage         Total
                             #         $        #          $          $           $          Loss           $             $
                           ----     ------  ----------  --------  ---------    -------    ----------    ----------    ----------
Balance - May 31, 2009
 carried forward             --        --   12,391,500    12,391  2,071,366      6,750            --    (1,103,854)      986,653

Common stock issued
 pursuant to business
 acquisition                 --        --   17,340,516    17,341  2,583,736         --            --            --     2,601,077

Preferred stock issued
 pursuant to business
 acquisition                  1        --           --        --         --         --            --            --            --

Stock-based compensation     --        --           --        --    589,514         --            --            --       589,514

Accumulated other
 comprehensive loss          --        --           --        --         --         --       (28,257)           --       (28,257)

Net loss for year            --        --           --        --         --         --            --    (1,549,409)   (1,549,409)
                           ----    ------   ----------  --------  ---------    -------    ----------    ----------    ----------
Balance - May 31, 2010        1        --   29,732,016    29,732  5,244,616      6,750       (28,257)   (2,653,263)    2,599,578

Stock-based compensation     --        --           --        --    585,180         --            --            --       585,180

Accumulated other
comprehensive loss           --        --           --        --         --         --       (54,188)           --       (54,188)

Net loss for the year        --        --           --        --         --         --            --    (3,484,264)   (3,484,264)
                           ----    ------   ----------  --------  ---------    -------    ----------    ----------    ----------
Balance - May 31, 2011        1        --   29,732,016    29,732  5,829,796      6,750       (82,445)   (6,137,527)     (353,694)

Stock-based compensation     --        --           --        --     (4,897)        --            --            --        (4,897)

Accumulated other
comprehensive loss           --        --           --        --         --         --        49,376            --        49,376

Common stock issued on
 June 21, 2011 for cash
 at $0.25 per share          --        --    1,970,000     1,970    490,530         --            --            --       492,500

Disgorgement of swing
 trading profits             --        --           --        --     59,450         --            --            --        59,450

Net loss for the period      --        --           --        --         --         --            --      (341,366)     (341,366)
                           ----    ------   ----------  --------  ---------    -------    ----------    ----------    ----------

Balance - November 30, 2011   1        --   31,702,016    31,702  6,374,879      6,750       (33,069)   (6,478,893)      (98,631)
                           ====    ======   ==========  ========  =========    =======    ==========    ==========    ==========

                 (The accompanying notes are an integral part of
                    these consolidated financial statements)

Sky Harvest Windpower Corp.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US Dollars)
(Unaudited)

                                                          Accumulated from           For the              For the
                                                          February 25, 2005         Six Months           Six Months
                                                      (Date of Inception) to          Ended                Ended
                                                            November 30,           November 30,         November 30,
                                                                2011                   2011                 2010
                                                            ------------           ------------         ------------
                                                                 $                      $                    $
Operating activities
  Net loss for the period                                     (6,478,893)              (341,366)            (199,989)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
     Depreciation                                                 23,361                    350                2,424
     Stock-based compensation                                  1,540,265                 (4,897)              (9,675)
     Impairment loss                                           2,551,440                     --                   --
     Loss on settlement of debt                                   12,557                 (3,429)                  --
     Acquired development costs                                  242,501                     --                   --
  Changes in operating assets and liabilities:
     Prepaid expenses                                              6,872                 47,858               18,078
     Accrued interest                                                244                     --                   31
     Accounts payable and accrued liabilities                    138,992                 (9,075)             105,089
     Account receivable                                          (25,809)                 3,404              (38,625)
     Note receivable                                            (280,000)                    --                   --
     Due to related parties                                       23,367                (51,081)              41,081
                                                            ------------           ------------         ------------
Net cash flows used in operating activities                   (2,245,103)              (358,236)             (81,586)
                                                            ------------           ------------         ------------
Investing activities
  Purchase of equipment                                          (23,504)                    --                   --
  Purchase of short-term investments                          (2,472,839)                    --                   --
  Redemption of short-term investments                         2,493,484                     --               22,840
  Cash acquired from acquisition                                  21,016                     --                   --
                                                            ------------           ------------         ------------
Net cash flows provided by investing activities                   18,157                     --               22,840
                                                            ------------           ------------         ------------
Financing activities
  Proceeds from common stock issuances                         2,210,749                492,500                   --
  Proceeds from (Repayment of) related party loans                62,854               (144,536)              59,028
  Proceeds from (Repayment of) note payable                       50,000                (10,324)              18,000
  Proceeds from swing sale disgorgement                           59,450                 59,450                   --
                                                            ------------           ------------         ------------
Net cash flows provided by financing activities                2,383,053                397,090               77,028
                                                            ------------           ------------         ------------

Effect of exchange rate changes on cash                          (42,432)                51,356              (11,846)
                                                            ------------           ------------         ------------

Increase (decrease) in cash and cash equivalents                 113,675                 90,210                6,436

Cash and cash equivalents - beginning of period                       --                 23,465                  234
                                                            ------------           ------------         ------------

Cash and cash equivalents - end of period                        113,675                113,675                6,670
                                                            ============           ============         ============
Supplementary disclosures:
  Interest paid                                                       --                     --                   --
  Income taxes paid                                                   --                     --                   --
                                                            ------------           ------------         ------------
Significant non-cash investing and financing activities:
  Stock issuance for acquisition                               2,601,077                     --                   --
  Increase intangible asset due to acquisition                 2,551,400                     --                   --
  Accounts payable increased due to acquisition                   30,986                     --                   --
                                                            ------------           ------------         ------------

                 (The accompanying notes are an integral part of
                    these consolidated financial statements)

Sky Harvest Windpower Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
November 30, 2011
(Expressed in US Dollars)
(Unaudited)

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

     These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, the successful exploitation of economically recoverable electricity in its wind power projects, and the attainment of profitable operations. As at November 30, 2011, the Company has accumulated losses of $6,478,893 since inception. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Sky Harvest Windpower Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
November 30, 2011
(Expressed in US Dollars)
(Unaudited)

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

Sky Harvest Windpower Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
November 30, 2011
(Expressed in US Dollars)
(Unaudited)

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

Sky Harvest Windpower Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
November 30, 2011
(Expressed in US Dollars)
(Unaudited)

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

Sky Harvest Windpower Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
November 30, 2011
(Expressed in US Dollars)
(Unaudited)

2. Significant Accounting Polices (continued)

     l.   Comprehensive Income

          ASC 220, COMPREHENSIVE INCOME, establishes standards for the reporting and display of comprehensive income and its components in the consolidated financial statements. As at November 30, 2011 and 2010, the Company`s only component of comprehensive income (loss) was foreign currency translation adjustments.

3. Recent Accounting Pronouncements

     The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

4. Property and equipment

                                                              November 30, 2011     May 31, 2011
                                             Accumulated        Net Carrying        Net Carrying
                                  Cost       Depreciation          Value               Value
                                  ----       ------------          -----               -----
                                    $             $                  $                   $
   Computer equipment             5,916         (5,388)               528                 781
   Asset under construction      66,879             --             66,879              70,447
   Wind tower equipment          22,116        (21,530)               586                 717
                                -------       --------           --------            --------
                                 94,911        (26,918)            67,993              71,945
                                =======       ========           ========            ========

5. Note Payable

     During the year ended May 31, 2011, the Company received advances from third parties in the amount of $60,324. During the three months ended November 30, 2011, the Company repaid $10,324. At November 30, 2011, advances of $50,000 remain outstanding. The amount is unsecured, non-interest bearing and due on demand.

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

     As of November 30, 2011, the Company had issued 885,000 shares of common stock to holders of 885,000 shares of exchangeable preferred shares of its subsidiary Keewatin Wind Power Corp., pursuant to them exercising their exchange rights. As of November 30, 2011, there were 15,680,016 outstanding exchangeable shares (May 31, 2011 - 15,680,016 shares).

     As the exchangeable shares have already been recognized in connection with the acquisition of Sky Harvest - Saskatchewan, the value ascribed to these shares on exchange is $Nil.

Sky Harvest Windpower Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
November 30, 2011
(Expressed in US Dollars)
(Unaudited)

7. Related Party Transactions

     a) During the six months ended November 30, 2011, the Company incurred $Nil (2010 - $30,903) for management services provided by a former director and a principal shareholder of the Company.

     b) During the six months ended November 30, 2011, the Company incurred $30,657 (2010 - $31,167) to a company controlled by the President and principal shareholder of the Company for management services. During the six months ended November 30, 2011, the Company paid a bonus of $73,860 (Cdn$75,000) (2010 - $nil) to the President and principal shareholder of the Company for management services. As at November 30, 2011, the Company is indebted to that company and the Company's President for $21,954 (May 31, 2011 - $178,872), which is non-interest bearing, unsecured and due on demand.

     c) On June 18, 2010, the Company entered into a loan agreement with a director for $27,000 which is payable within three months a written demand is received from the note holder. The amount is unsecured and bears interest at 15% per annum. As at November 30, 2011, accrued interest of $5,881 was recorded. During the year ended May 31, 2011, the Company received an advance of $69,587 (CDN$71,000) from the same director. During the six months ended November 30, 2011, the Company repaid $39,204 (CDN$40,000) At November 30, 2011, $30,383 (CDN$31,000)
          is unsecured, non-interest bearing and has no terms of repayment.

     d) On August 31, 2011, the Company received a disgorgement of swing trading profits of $59,450 from the President of the Company. This amount has been credited to additional paid in capital.

     These related party transactions are recorded at the exchange amount, being the amount established and agreed to by the related parties.

8. Common Stock

     On June 21, 2011, the Company closed a private placement consisting of 1,970,000 shares of common stock at a price of $0.25 per share for gross proceeds of $492,500.

9. Stock Based Compensation

     On September 11, 2009, the Company's board of directors adopted the 2009 Stock Option Plan which provides for the granting of stock options to acquire up to 2,900,000 common shares of the Company to eligible employees, officers, directors and consultants of the Company. At November 30, 2011, the Company had 1,650,000 shares of common stock available to be issued under the Plan.

     The fair value for stock options vested during the six month periods ended November 30, 2011 and 2010 were estimated at the vesting and granting date using the Black-Scholes option-pricing model. The weighted average assumptions used are as follows:

                                          Six Months              Six Months
                                             Ended                  Ended
                                          November 30,           November 30,
                                             2011                   2010
                                             ----                   ----
   Expected dividend yield                      0%                     0%
   Risk-free interest rate                   0.51%                  2.10%
   Expected volatility                        573%                   222%
   Expected option life (in years)           3.13                   4.03

Sky Harvest Windpower Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
November 30, 2011
(Expressed in US Dollars)
(Unaudited)

9. Stock Based Compensation (continued)

     The following table summarizes the continuity of the Company's stock options:

                                                                   Weighted-
                                                                    Average
                                                                   Remaining
                                                      Average     Contractual     Aggregate
                                        Number of     Exercise       Term         Intrinsic
                                         Options       Price        (years)         Value
                                         -------       -----        -------         -----
                                                         $                            $
     Outstanding: May 31, 2010           1,250,000      0.51

     Granted                             2,600,000      0.16
     Expired                              (666,666)     0.51
                                         ---------      ----

     Outstanding: May 31, 2011
      and November 30, 2011              3,183,334      0.23          4.05             --
                                        ----------      ----          ----          -----

     Exercisable: November 30, 2011      3,183,334      0.23          4.05             --
                                         =========      ====          ====          =====

     A summary of the status of the Company's non-vested stock options as of November 30, 2011, and changes during the six months ended November 30, 2011, is presented below:

                                                                Weighted Average
                                              Number of           Grant Date
       Non-vested options                      Options            Fair Value
       ------------------                      -------            ----------

     Non-vested at May 31, 2011                 62,500                0.42

     Granted                                        --                  --
     Forfeited/Cancelled                            --                  --
     Vested                                    (62,500)               0.42
                                               -------                ----

     Non-vested at November 30, 2011                --                  --
                                               =======                ====

     At November 30, 2011, there was $nil of unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Plan.

10. Commitments and Contingencies

     On February 23, 2009, the Company entered into a consulting agreement with a consultant (the "Consultant"). Pursuant to the agreement, the Consultant provided investor relations services for the Company from February 24, 2009 to July 5, 2009. In consideration for the investor relations services, the Company agreed to pay the Consultant $5,000 per month and to issue 15,000 shares of the Company's common stock. At November 30, 2011, the fair value of the 15,000 shares issuable was $6,750 and is included in common stock subscribed.

11. Subsequent Events

     In accordance with ASC 855, SUBSEQUENT EVENTS, the Company has evaluated subsequent events through the date of issuance of the audited consolidated financial statements. Subsequent to the fiscal period ended November 30, 2011, the Company did not have any material recognizable subsequent events.

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

RESULTS OF OPERATIONS

The following summary of our results of operations should be read in conjunction with our unaudited interim consolidated financial statements for the fiscal quarter ended November 30, 2011, which are included herein.

                                         Three months ended November 30,
                                    2011         2010      Increase/(Decrease)
                                  --------     --------    ------------------
                                     $            $           $           %
Revenue                                0             0           0        N/A
Expenses                         164,919       144,680      20,239       14.0%
Foreign exchange (gain) loss      41,808       (25,727)     67,535        N/A
Interest income                        0            (5)          5        N/A
                                --------      --------    --------      -----
Net Loss                         206,727       118,958      87,769       73.7%
                                ========      ========    ========      =====

                                          Six months ended November 30,
                                    2011         2010      Increase/(Decrease)
                                  --------     --------    ------------------
                                     $            $           $           %
Revenue                                0             0           0        N/A
Expenses                         296,073       210,056      86,017       40.9%
Foreign exchange (gain) loss      48,722       (10,043)     58,765        N/A
Interest income                        0           (24)        (24)      (100%)
Settlement of debt                (3,429)            0       3,429        N/A
                                --------      --------    --------      -----
Net Loss                         341,366       199,989     141,377       70.7%
                                ========      ========    ========      =====

REVENUES

We recorded a net operating loss of $206,727 for the fiscal quarter ended November 30, 2011 and have an accumulated deficit of $6,511,962 since inception. We have had no operating revenue since our inception on February 25, 2005 through to the fiscal quarter ended November 30, 2011. We anticipate that we will not generate any revenue while we are a development stage company.

EXPENSES

Our expenses for the three and six months ended November 30, 2011 and 2010 are outlined below:

                                         Three months ended November 30,
                                    2011         2010      Increase/(Decrease)
                                  --------     --------    ------------------
                                     $            $           $           %

Consulting fees                      502        25,890     (25,388)     (98.0%)
Engineering and development       50,675        23,956      26,719      111.5%
Management fees                   88,632        15,740      72,892      463.1%
Professional fees                 17,797        29,053     (11,256)     (38.7%)
General and administrative         7,313        50,041     (42,728)     (85.4%)
                                --------      --------    --------      -----
Net Operating Loss               164,919       144,680      20,239      14.06%
                                ========      ========    ========      =====

                                          Six months ended November 30,
                                    2011         2010      Increase/(Decrease)
                                  --------     --------    ------------------
                                     $            $           $           %
Consulting fees                   15,187        46,077     (30,890)     (67.0%)
Engineering and development      123,968        40,014      83,954      209.8%
Management fees                  104,517        62,070      42,447       68.4%
Professional fees                 35,734        31,409       4,325      (13.8%)
General and administrative        16,667        30,486     (13,819)     (45.3%)
                                --------      --------    --------      -----
Net Operating Loss               296,073       210,056      86,017       40.9%
                                ========      ========    ========      =====

Consulting expenses decreased by $25,388 in the three month period ended November 30, 2011 compared to the three month period ended November 30, 2010, and by $3,090 in the six month period ended November 30, 2011 compared to the six month period ended November 30, 2010. This decrease primarily relates to a reduction in fees paid for investor relations services.

Engineering and development expenses increased by $26,719 in the three month period ended November 30, 2011 compared to the three month period ended November 30, 2010, and by $83,954 in the six month period ended November 30, 2011 compared to the six month period ended November 30, 2010. This increase is a result of development and maintenance work on our wind power projects.

Management fees increased by $72,892 in the three month period ended November 30, 2011 compared to the three month period ended November 30, 2010, and by $42,447 in the six month period ended November 30, 2011 compared to the six month period ended November 30, 2010. This increase relates to fees paid to William Iny, our president and sole director, for management services. Until this quarter, Mr. Iny had not received any payments for his services since he became our president in September 2010.

Professional fees, consisting primarily of legal and accounting costs, decreased by $11,256 in the three month period ended November 30, 2011 compared to the three month period ended November 30, 2010, and increased by $4,325 in the six month period ended November 30, 2011 compared to the six month period ended November 30, 2010. This decrease was due to lower accounting and legal costs that we incurred in the quarter.

General and administrative expenses decreased by $42,728 in the three month period ended November 30, 2011 compared to the three month period ended November 30, 2010, and by $13,819 in the six month period ended November 30, 2011 compared to the six month period ended November 30, 2010.

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

INTEREST INCOME

We did not generate interest in the three or six month periods ended November 30, 2011. The Company has redeemed funds previously held in term deposits in order to fund development of its wind power projects and continued corporate operations.

LIQUIDITY AND CAPITAL RESOURCES

Our financial condition as at November 30, 2011, and May 31, 2011, our fiscal year end, and the changes for on those dates are summarized as follows:

WORKING CAPITAL

                                November 30,    May 31,
                                    2011         2010      Increase/(Decrease)
                                  --------     --------    ------------------
                                     $            $           $           %
Current Assets                    126,389        87,440      (38,949)    (44.5%)
Current Liabilities               293,013       513,079     (220,066)    (42.9%)
                                ---------     ---------    ---------    ------
Working Capital                  (166,624)     (425,639)     259,015      60.9%
                                =========     =========    =========    ======

The increase in our working capital position of $259,015 from May 31, 2011, the date of our most recently fiscal year end, to November 30, 2011 was primarily due to our completion of a private placement consisting of the sale of 1,970,000 shares of our common stock at $0.25 each for aggregate proceeds of $492,000 and the payment of current liabilities with those funds.

CASH FLOWS

                                                                  Six months ended November 30,
                                                            2011         2010      Increase/(Decrease)
                                                          --------     --------    ------------------
                                                             $            $           $           %
Cash Flows from (used in) Operating Activities           (358,236)     (81,586)    (276,650)     (339%)
Cash Flows provided by (used in) Investing Activities          --       22,840      (22,840)     (100%)
Cash Flows provided by Financing Activities               397,090       77,028      320,062     4,155%
Effect of exchange rate changes on cash                    51,356      (11,846)      63,202       N/A
                                                         --------     --------    ---------    ------
Net increase (decrease) in cash during period              90,210        6,436       83,774     1,302%
                                                         ========     ========    =========    ======

During the six months ended November 30, 2011, we used net cash in operating activities in the amount of $358,236. This cash outflow primarily consisted of payments for wind property engineering and development costs, management fees, and audit and accounting fees.

The $397,090 in cash flows provided by financing activities during the six months ended November 30, 2011 primarily consisted of private placement proceeds and proceeds from a short-swing sale disgorgement from one of our directors.

DISCLOSURE OF OUTSTANDING SHARE DATA

WARRANTS

None

SHARE OPTIONS

From time to time, we have granted stock options to directors, officers and key advisors to acquire shares of our common stock.

A summary of our stock option activity is as follows:

                                                               Weighted
                                                               Average
                                         Number of             Exercise
                                          Options               Price
                                          -------               -----
                                                                  $
Balance as at May 31, 2010               1,250,000               0.51
Granted                                  2,600,000               0.16
Expired                                   (666,666)              0.51
Exercised                                       --                 --
                                        ----------              -----
Outstanding: November 30, 2011           3,183,334               0.23
                                        ----------              -----
Exercisable: November 30, 2011           3,183,334               0.23
                                        ----------              -----

FUTURE FINANCINGS

We recorded a comprehensive loss of $167,624 for the three month period ended November 30, 2011 and have an accumulated deficit of $6,511,962 since inception. As of November 30, 2011 we had cash and cash equivalents totaling $113,675 (May 31, 2011 - $23,465).

As of the date of this report, management anticipates that we will require at least $350,000 to fund our corporate operations and wind power property development program for the next 12 months. As well, we will require approximately an additional $300,000 to cover our current outstanding liabilities. Accordingly, we do not have sufficient funds to meet our planned expenditures over the next 12 months. In addition, we will require further financing in order to fund our anticipated expenses for the construction of the proposed wind turbine project.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable

ITEM 4. CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Exchange Act, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures at November 30, 2011, which is the end of the period covered by this report. This evaluation was carried out by our principal executive officer and principal financial officer. Based on this evaluation, our principal executive officer and principal financial officer has concluded that the design and operation of our disclosure controls and procedures were effective as at the end of the period covered by this report.

Based on his evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal controls over financial reporting were not effective as of November 30, 2011 and were subject to material weakness.

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

During the three months ended November 30, 2011, our internal control over financial reporting was not subject to any changes.

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

CODE OF ETHICS

Code of Ethics                                              14.1           10-K        August 31, 2009

Certification   Statement  of  the  Chief   Executive       31.1                                               *
Officer  and  Chief  Financial  Officer  pursuant  to
Section 302 of the Sarbanes- Oxley Act of 2002

Certification   Statement  of  the  Chief   Executive       32.1                                               *
Officer and Chief  Financial  Officer  pursuant to 18
U.S.C.  Section 1350, as adopted  pursuant to Section
906 of the Sarbanes-Oxley Act Of 2002

Interactive Data Files pursuant to Rule 405 of               101                                               *
Regulation S-T.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SKYHARVEST WINDPOWER CORP.


/s/ William Iny
---------------------------------------------------
William Iny
Chief Executive Officer and Chief Financial Officer
Principal Executive Officer, Principal Accounting
Officer and Principal Financial Officer
Date: January 13, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


/s/ William Iny
---------------------------------------------------
William Iny
Chief Executive Officer, Chief Financial Officer,
President, Treasurer, Secretary, and Director,
Principal Executive Officer, Principal Accounting
Officer and Principal Financial Officer
Date: January 13, 2012