Form 10-K/A
period 2011-05-31
Sky Harvest Windpower Corp.
filed 2012-03-20
CIK 1332445

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


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Sky Harvest Windpower Cor.
A Development Stage Company

We have audited the accompanying consolidated balance sheets of Sky Harvest Windpower Corp. (A Development Stage "Company") as of May 31, 2011 and 2010 and the related consolidated statements of operation, changes in shareholders' equity and cash flows for the years then ended and for the period February 25, 2005 (inception) to May 31, 2011. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial positions of Sky Harvest Windpower corp. as of May 31, 2011 and 2010, and the consolidated results of its operation and its cash flows for the years then ended and for the period February 25, 2005 (inception) to May 31, 2011 in conformity with U.S. generally accepted accounting principles.

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


/s/ PLS CPA
--------------------------------------
PLS CPA, A Professional Corp.

September 12, 2011
San Diego, CA 92111


          Registered with the Public Company Accounting Oversight Board

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL MATTERS

None

ITEM 9A. CONTROLS AND PROCEDURES

A. DISCLOSURE CONTROLS AND PROCEDURES

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Securities Exchange Act of 1934, the Company's principal executive officer and principal financial officer evaluated the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) for the period covered by this Annual Report on Form 10-K as of our fiscal year end, May 31, 2011. Based on this evaluation, this officer concluded that as of the end of the period covered by this Annual Report on Form 10-K, these disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and include controls and procedures designed to ensure that such information is accumulated and communicated to the Company's management, including the Company's principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

B. MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining effective internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in the Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become ineffective because of changes in conditions and that the degree of compliance with the policies or procedures may deteriorate.

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

CODE OF ETHICS
Code of Ethics                                                       14.1       10-K         August 31, 2009

CERTIFICATES
Certification  Statement of the Chief  Executive  Officer and
Chief  Financial Officer  pursuant  to Section  302 of the
Sarbanes-Oxley Act of 2002                                           31.1  `                                            *
Certification  Statement of the Chief  Executive  Officer and
Chief  Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act
Of 2002                                                              32.1                                               *

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SKY HARVEST WINDPOWER CORP.


/s/ William Iny
--------------------------------------------
William Iny
Chief Executive Officer and Chief Financial
Officer Principal Executive Officer,
Principal Accounting Officer and Principal
Financial Officer
Date: March 20, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


/s/ William Iny
--------------------------------------------
William Iny
President, Chief Executive Officer, Chief
Financial Officer , President, Treasurer,
Secretary, and Director, Principal Executive
Officer, Principal Accounting Officer and
Principal Financial Officer
Date: March 20, 2012