Form 10-Q
period 2012-02-29
Sky Harvest Windpower Corp.
filed 2012-04-16
CIK 1332445

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended February 29, 2012

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

             For the transition period from _________ to _________

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

31,706,016 shares of common stock are issued and outstanding as of April 16, 2012 (including 15,680,016 shares of common stock reserved for issuance in exchange for certain outstanding exchangeable securities of the registrant).

                                      INDEX

                                                                            Page
                                                                            ----
PART I FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

         CONSOLIDATED BALANCE SHEETS as of February 29, 2012 and
         May 31, 2011                                                          3

         CONSOLIDATED STATEMENTS OF OPERATIONS  for the Three and Nine
         Months Ended February 29, 2012 and February 28, 2011, and for the
         period since inception                                                4

         CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY for the period
         since inception                                                       5

         CONSOLIDATED STATEMENTS OF CASH FLOWS for the Nine Months Ended February 29, 2012 and February 28, 2011, and for the period
         since inception                                                       8

         NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS      9

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                17

Item 3.  Quantitative and Qualitative Disclosures About Market Risk           25

Item 4.  Controls and Procedures                                              25

PART II OTHER INFORMATION

Item 1.  Legal Proceedings                                                    26

Item 1A. Risk Factors                                                         26

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds          26

Item 3.  Defaults Upon Senior Securities                                      26

Item 4.  (Removed and reserved)                                               26

Item 5.  Other Information                                                    26

Item 6.  Exhibits                                                             27

SIGNATURES                                                                    29

Sky Harvest Windpower Corp.
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in US Dollars)
(Unaudited)

                                                                          February 29,            May 31,
                                                                              2012                 2011
                                                                           ----------           ----------
                                                                               $                     $
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                                   101,558               23,465
  Other receivables                                                             9,763               10,855
  Prepaid expenses                                                              3,100               53,120
                                                                           ----------           ----------
      TOTAL CURRENT ASSETS                                                    114,421               87,440

Property and equipment, net (Note 4)                                           69,916               71,945
                                                                           ----------           ----------

      TOTAL ASSETS                                                            184,337              159,385
                                                                           ==========           ==========

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES
  Accounts payable                                                            154,575              166,576
  Accrued liabilities                                                           1,106                3,156
  Due to related parties (Note 7)                                             106,098              283,023
  Note payable (Note 5)                                                        50,000               60,324
                                                                           ----------           ----------
      TOTAL LIABILITIES                                                       311,779              513,079
                                                                           ----------           ----------
STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred Stock:
    Authorized: 10,000,000 shares, $0.001 par value
    Issued and outstanding: 1 share (May 31, 2011 - 1 share)                       --                   --
  Common Stock:
    Authorized: 100,000,000 shares, $0.001 par value
    Issued and outstanding: 31,702,016 shares (May 31, 2011 -
     29,732,016 shares)                                                        31,702               29,732
  Additional paid-in capital                                                6,434,329            5,829,796
  Common stock subscribed (Notes 8(b) and 11)                                  26,750                6,750
  Accumulated other comprehensive loss                                        (67,182)             (82,445)
  Deficit accumulated during the development stage                         (6,553,041)          (6,137,527)
                                                                           ----------           ----------
      TOTAL STOCKHOLDERS' DEFICIT                                            (127,442)            (353,694)
                                                                           ----------           ----------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY DEFICIT                      184,337              159,385
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

                                         Accumulated from
                                        February 25, 2005     For the        For the          For the        For the
                                            (Date of        Three Months   Three Months     Nine Months    Nine Months
                                          Inception) to        Ended          Ended           Ended          Ended
                                           February 29,      February 29,   February 28,    February 29,   February 28,
                                              2012              2012           2011            2012           2011
                                           ----------        ----------     ----------      ----------     ----------
                                               $                 $              $               $              $
EXPENSES
  Consulting fees                             381,634                --          3,234          15,187         49,311
  Engineering and development                 534,391            (2,008)        21,598         121,960         61,612
  Management fees (Note 7)                    719,932            14,835         15,924         119,352         77,994
  Professional fees                           472,384            82,885         10,639         118,619         42,048
  General and administrative                1,794,165             9,986         23,317          26,653         53,803
  Acquired development costs                  242,501                --             --              --             --
                                           ----------        ----------     ----------      ----------     ----------
Operating loss                             (4,144,907)         (105,698)       (74,712)       (401,771)      (284,768)

OTHER INCOME (LOSS)
  Impairment loss                          (2,551,440)               --             --              --             --
  Interest income                              89,382                --             --              --             24
  Foreign exchange gain (loss)                 65,911            30,980         37,031         (17,742)        47,074
  Settlement of debt                          (11,987)               --             --           3,999             --
                                           ----------        ----------     ----------      ----------     ----------
NET LOSS                                   (6,553,041)          (74,718)       (37,681)       (415,514)      (237,670)

OTHER COMPREHENSIVE LOSS
  Foreign currency translation adjustments    (67,182)          (34,113)       (41,242)         15,263        (51,992)
                                           ----------        ----------     ----------      ----------     ----------

Comprehensive loss                         (6,620,233)         (108,831)       (78,923)       (400,251)      (289,662)
                                           ==========        ==========     ==========      ==========     ==========
Net Loss Per Common Share
 - Basic and Diluted                                              (0.00)         (0.00)          (0.01)         (0.01)
                                                             ----------     ----------      ----------     ----------
Weighted average number of common
 stock outstanding                                           31,702,000     29,732,000      29,883,000     29,732,000
                                                             ----------     ----------      ----------     ----------

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

                                                                                                         Deficit
                                                                                                       Accumulated
                                                                              Additional     Common    During the
                             Preferred                Common                   Paid-in       Stock     Development
                               Stock     Amount       Shares       Amount      Capital     Subscribed     Stage         Total
                                 #         $            #            $            $             $           $             $
                               ------    ------     ----------    --------    ---------      -------    ----------    ---------
Balance - May, 31, 2005
 brought forward                   --        --     10,530,000      10,530       43,970           --       (12,321)      42,179

Net loss for the year              --        --             --          --           --           --       (57,544)     (57,544)
                               ------    ------     ----------    --------    ---------      -------    ----------    ---------
Balance - May 31, 2006             --        --     10,530,000      10,530       43,970           --       (69,865)     (15,365)

Common stock subscribed            --        --             --          --           --      500,500            --      500,500

Stock-based compensation           --        --             --          --      365,508           --            --      365,508

Net loss for the year              --        --             --          --           --           --      (435,426)    (435,426)
                               ------    ------     ----------    --------    ---------      -------    ----------    ---------
Balance - May 31, 2007
 carried forward                   --        --     10,530,000      10,530      409,478      500,500      (505,291)     415,217
                               ------    ------     ----------    --------    ---------      -------    ----------    ---------
Common stock issued on July
 11, 2007 for cash at $0.70
 per share                         --        --        715,000         715      499,785     (500,500)           --          --

Common stock issued on July
 11, 2007 for finders' fees        --        --         71,500          71       49,979           --            --       50,050

Common stock issued on July
 27, 2007 for cash at $1.20
 per share                         --        --      1,075,000       1,075    1,288,925           --            --    1,290,000

One million share purchase
 warrants issued for finders'
  fee                              --        --             --          --      321,279           --            --      321,279

Finders' fees                      --        --             --          --     (498,080)          --            --     (498,080)

Net loss for the year              --        --             --          --           --           --      (256,830)    (256,830)
                               ------    ------     ----------    --------    ---------      -------    ----------    ---------
Balance - May 31, 2008             --        --     12,391,500      12,391    2,071,366           --      (762,121)   1,321,636

Common stock subscribed            --        --             --          --           --        6,750            --        6,750

Net loss for the year              --        --             --          --           --           --      (341,733)    (341,733)
                               ------    ------     ----------    --------    ---------      -------    ----------    ---------
Balance - May 31, 2009
 carried forward                   --        --     12,391,500      12,391    2,071,366        6,750    (1,103,854)     986,653
                               ------    ------     ----------    --------    ---------      -------    ----------    ---------

              (The accompanying notes are an integral part of these
                       consolidated financial statements)

Sky Harvest Windpower Corp.
(A Development Stage Company)
Consolidated Statement of Stockholders' Equity (Deficit)
(Expressed in US Dollars, except number of shares)
(Unaudited)

                                                                                                         Deficit
                                                                                                       Accumulated
                                                                 Additional    Common     Accumulated  During the
                         Preferred           Common               Paid-in      Stock         Other     Development
                           Stock     Amount  Shares     Amount    Capital    Subscribed  Comprehensive    Stage        Total
                             #         $        #          $          $           $          Loss           $            $
                           ----     ------  ----------  --------  ---------    -------    ----------    ----------   ----------
Balance - May 31, 2009
 carried forward             --        --   12,391,500    12,391  2,071,366      6,750            --    (1,103,854)     986,653

Common stock issued
 pursuant to business
 acquisition                 --        --   17,340,516    17,341  2,583,736         --            --            --    2,601,077

Preferred stock issued
 pursuant to business
 acquisition                  1        --           --        --         --         --            --            --           --

Stock-based compensation     --        --           --        --    589,514         --            --            --      589,514

Accumulated other
 comprehensive loss          --        --           --        --         --         --       (28,257)           --      (28,257)

Net loss for year            --        --           --        --         --         --            --    (1,549,409)  (1,549,409)
                           ----    ------   ----------  --------  ---------    -------    ----------    ----------   ----------
Balance - May 31, 2010        1        --   29,732,016    29,732  5,244,616      6,750       (28,257)   (2,653,263)   2,599,578

Stock-based compensation     --        --           --        --    585,180         --            --            --      585,180

Accumulated other
comprehensive loss           --        --           --        --         --         --       (54,188)           --      (54,213)

Net loss for the year        --        --           --        --         --         --            --    (3,484,264)    (917,550)
                           ----    ------   ----------  --------  ---------    -------    ----------    ----------   ----------
Balance - May 31, 2011        1        --   29,732,016    29,732  5,829,796      6,750       (82,445)   (6,137,527)    (353,694)

Stock-based compensation     --        --           --        --     (4,897)        --            --            --       (4,897)

Accumulated other
comprehensive loss           --        --           --        --         --         --        15,263            --       15,263

Common stock issued on
 June 21, 2011 for cash
 at $0.25 per share          --        --    1,970,000     1,970    490,530         --            --            --      492,500

Stock subscriptions
 received                    --        --           --        --         --     20,000            --            --       20,000

Disgorgement of swing
 trading profits             --        --           --        --    118,900         --            --            --      118,900

Net loss for the period      --        --           --        --         --         --            --      (415,514)    (415,514)
                           ----    ------   ----------  --------  ---------    -------    ----------    ----------   ----------

Balance - February 29, 2012   1        --   31,702,016    31,702  6,434,329     26,750       (67,182)   (6,553,041)    (127,442)
                           ====    ======   ==========  ========  =========    =======    ==========    ==========   ==========

              (The accompanying notes are an integral part of these
                       consolidated financial statements)

Sky Harvest Windpower Corp.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US Dollars)
(Unaudited)

                                                                 Accumulated from
                                                                 February 25, 2005        For the              For the
                                                                     (Date of            Nine Months          Nine Months
                                                                   Inception) to            Ended               Ended
                                                                    February 29,         February 29,         February 28,
                                                                       2012                 2012                 2011
                                                                    ----------           ----------           ----------
                                                                        $                    $                    $
OPERATING ACTIVITIES
  Net loss for the period                                           (6,553,041)            (415,514)            (237,670)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
     Depreciation                                                       23,533                  522                3,637
     Stock-based compensation                                        1,540,265               (4,897)             (13,504)
     Impairment loss                                                 2,551,440                   --                   --
     Loss (Gain) on settlement of debt                                  11,987               (3,999)                  --
     Acquired development costs                                        242,501                   --                   --
  Changes in operating assets and liabilities:
     Prepaid expenses                                                    9,034               50,020               17,879
     Accrued interest                                                      244                   --                   31
     Accounts payable and accrued liabilities                          138,014              (10,053)             124,945
     Account receivable                                                (28,120)               1,093              (21,658)
     Note receivable                                                  (280,000)                  --                   --
     Due to related parties                                             42,736              (31,712)              61,313
                                                                    ----------           ----------           ----------
           NET CASH FLOWS USED IN OPERATING ACTIVITIES              (2,301,407)            (414,540)             (65,027)
                                                                    ----------           ----------           ----------
INVESTING ACTIVITIES
  Purchase of equipment                                                (23,504)                  --                   --
  Purchase of short-term investments                                (2,472,839)                  --                   --
  Redemption of short-term investments                               2,493,484                   --               22,840
  Cash acquired from acquisition                                        21,016                   --                   --
                                                                    ----------           ----------           ----------
           NET CASH FLOWS PROVIDED BY INVESTING ACTIVITIES              18,157                   --               22,840
                                                                    ----------           ----------           ----------
FINANCING ACTIVITIES
  Proceeds from common stock issuances                               2,210,749              492,500                   --
  Proceeds from common stock subscribed                                 20,000               20,000                   --
  Proceeds from (Repayment of) related party loans                      62,854             (144,536)              61,741
  Proceeds from (Repayment of) note payable                             50,000              (10,324)              50,000
  Proceeds from swing sale disgorgement                                118,900              118,900                   --
                                                                    ----------           ----------           ----------
           NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES           2,462,503              476,540              111,741
                                                                    ----------           ----------           ----------
Effect of exchange rate changes on cash                                (77,695)              16,093              (56,912)
Increase in cash and cash equivalents                                  101,558               78,093               12,642
Cash and cash equivalents - beginning of period                             --               23,465                  234
                                                                    ----------           ----------           ----------

CASH AND CASH EQUIVALENTS - END OF PERIOD                              101,558              101,558               12,876
                                                                    ==========           ==========           ==========
SUPPLEMENTARY DISCLOSURES:
  Interest paid                                                             --                   --                   --
  Income taxes paid                                                         --                   --                   --
                                                                    ----------           ----------           ----------
SIGNIFICANT NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Stock issuance for acquisition                                     2,601,077                   --                   --
  Increase intangible asset due to acquisition                       2,551,400                   --                   --
  Accounts payable increased due to acquisition                         30,986                   --                   --

              (The accompanying notes are an integral part of these
                       consolidated financial statements)

Sky Harvest Windpower Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
February 29, 2012
(Expressed in US Dollars)
(Unaudited)


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

     These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, the successful exploitation of economically recoverable electricity in its wind power projects, and the attainment of profitable operations. As at February 29, 2012, the Company has accumulated losses of $6,553,041 since inception. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Sky Harvest Windpower Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
February 29, 2012
(Expressed in US Dollars)
(Unaudited)


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

Sky Harvest Windpower Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
February 29, 2012
(Expressed in US Dollars)
(Unaudited)


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

Sky Harvest Windpower Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
February 29, 2012
(Expressed in US Dollars)
(Unaudited)


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

Sky Harvest Windpower Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
February 29, 2012
(Expressed in US Dollars)
(Unaudited)


2. Significant Accounting Polices (continued)

     l.   Comprehensive Income

     ASC 220, COMPREHENSIVE INCOME, establishes standards for the reporting and display of comprehensive income and its components in the consolidated financial statements. As at February 29, 2012 and February 28, 2011, the Company`s only component of comprehensive income (loss) was foreign currency translation adjustments.

3. Recent Accounting Pronouncements

     The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

4. Property and equipment
     `
                                                February 29, 2012  May 31, 2011
                                   Accumulated     Net Carrying    Net Carrying
                           Cost    Depreciation       Value            Value
                           ----    ------------       -----            -----
                            $           $               $                $
Computer equipment          6,100     (5,665)            435              781
Asset under construction   68,960         --          68,960           70,447
Wind tower equipment       22,116    (21,595)            521              717
                          -------    -------         -------          -------

                           97,176    (27,260)         69,916           71,945
                          =======    =======         =======          =======

5. Note Payable

     During the year ended May 31, 2011, the Company received advances from third parties in the amount of $60,324. During the nine months ended February 29, 2012, the Company repaid $10,324. At February 29, 2012, advances of $50,000 remain outstanding. The amount is unsecured, non-interest bearing and due on demand.

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

     As of February 29, 2012, the Company had issued 885,000 shares of common stock to holders of 885,000 shares of exchangeable preferred shares of its subsidiary Keewatin Wind Power Corp., pursuant to them exercising their exchange rights. As of February 29, 2012, there were 15,680,016 outstanding exchangeable shares (May 31, 2011 - 15,680,016 shares).

     As the exchangeable shares have already been recognized in connection with the acquisition of Sky Harvest - Saskatchewan, the value ascribed to these shares on exchange is $Nil.

Sky Harvest Windpower Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
February 29, 2012
(Expressed in US Dollars)
(Unaudited)


7. Related Party Transactions

     a) During the nine months ended February 29, 2012, the Company incurred $Nil (February 28, 2011 - $30,903) for management services provided by a former director and a principal shareholder of the Company.

     b) During the nine months ended February 29, 2012, the Company incurred $45,492 (February 28, 2011 - $47,092) to a company controlled by the President and principal shareholder of the Company for management services. During the nine months ended February 29, 2012, the Company paid a bonus of $73,860 (Cdn$75,000) (2010 - $nil) to the President and principal shareholder of the Company for management services. As at February 28, 2012, the Company is indebted to that company and the Company's President for $40,879 (May 31, 2011 - $178,872), which is non-interest bearing, unsecured and due on demand.

     c) On June 18, 2010, the Company entered into a loan agreement with a director for $27,000 which is payable within three months a written demand is received from the note holder. The amount is unsecured and bears interest at 15% per annum. As at February 29, 2012, accrued interest of $6,891 was recorded. During the year ended May 31, 2011, the Company received an advance of $71,753 (CDN$71,000) from the same director. During the nine months ended February 29, 2012, the Company repaid $40,424 (CDN$40,000). At February 29, 2012, $31,329
          (CDN$31,000) is unsecured, non-interest bearing and has no terms of repayment.

     d) During the nine months ended February 29, 2012, the Company incurred $75,330 to a company controlled by a director of the Company for legal services.

     e) On August 31, 2011, the Company received a disgorgement of swing trading profits of $59,450 from the President of the Company. This amount has been credited to additional paid-in capital.

     f) On January 7, 2012, the Company received a disgorgement of swing trading profits of $59,450 from a director of the Company. This amount has been credited to additional paid-in capital.

     These related party transactions are recorded at the exchange amount, being the amount established and agreed to by the related parties.

8. Common Stock

     a) On June 21, 2011, the Company closed a private placement consisting of 1,970,000 shares of common stock at a price of $0.25 per share for gross proceeds of $492,500.

     b) During the nine months ended February 29, 2012, the Company received stock subscriptions for 80,000 shares of common stock at $0.25 per share for cash proceeds of $20,000. At February 29, 2012, the amount is included in common stock subscribed.

9. Stock Based Compensation

     On September 11, 2009, the Company's board of directors adopted the 2009 Stock Option Plan which provides for the granting of stock options to acquire up to 2,900,000 common shares of the Company to eligible employees, officers, directors and consultants of the Company. At February 29, 2012, the Company had 1,650,000 shares of common stock available to be issued under the Plan.

     The fair value for stock options vested during the nine month periods ended February 29, 2012 and February 28, 2011 were estimated at the vesting and granting date using the Black-Scholes option-pricing model. The weighted average assumptions used are as follows:

                                           Nine Months      Nine Months
                                             Ended            Ended
                                           February 29,     February 28,
                                              2012             2011
                                             ------           ------
Expected dividend yield                          0%               0%
Risk-free interest rate                       0.51%            1.87%
Expected volatility                            573%             371%
Expected option life (in years)               3.13             4.00

Sky Harvest Windpower Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
February 29, 2012
(Expressed in US Dollars)
(Unaudited)


9. Stock Based Compensation (continued)

     The following table summarizes the continuity of the Company's stock options:

                                                                   Weighted-
                                                                    Average
                                                                   Remaining
                                                      Average     Contractual     Aggregate
                                        Number of     Exercise       Term         Intrinsic
                                         Options       Price        (years)         Value
                                         -------       -----        -------         -----
                                                         $                            $
     Outstanding: May 31, 2010           1,250,000      0.51
     Granted                             2,600,000      0.16
     Expired                              (666,666)     0.51
                                         ---------      ----
     Outstanding: May 31, 2011
      and February 29, 2012              3,183,334      0.23          3.80             --
                                        ----------      ----          ----          -----

     Exercisable: February 29, 2012      3,183,334      0.23          3.80             --
                                         =========      ====          ====          =====

     A summary of the status of the Company's non-vested stock options as of February 29, 2012, and changes during the nine months ended February 29, 2012, is presented below:

                                                                Weighted Average
                                              Number of           Grant Date
       Non-vested options                      Options            Fair Value
       ------------------                      -------            ----------
                                                                       $
     Non-vested at May 31, 2011                 62,500                0.42
     Granted                                        --                  --
     Forfeited/Cancelled                            --                  --
     Vested                                    (62,500)               0.42
                                               -------                ----

     Non-vested at February 29, 2012                --                  --
                                               =======                ====

     At February 29, 2012, there was $nil of unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Plan.

10. Joint Venture

     On February 3, 2012, the Company and its joint venture partner incorporated a British Columbia corporation under the name Levant Energy Inc. ("Levant"). The Company will initially hold a 65% interest in Levant by investing $500,000. The investment is subject to certain conditions, including completion of further equity or debt funding in order to finance acquisition. The Company's joint venture partner will hold the remaining 35% interest in Levant. At February 29, 2012, the Company and its joint venture partner have not made any contribution to Levant and operations have not yet begun.

11. Commitments and Contingencies

     a) On February 23, 2009, the Company entered into a consulting agreement with a consultant (the "Consultant"). Pursuant to the agreement, the Consultant provided investor relations services for the Company from February 24, 2009 to July 5, 2009. In consideration for the investor relations services, the Company agreed to pay the Consultant $5,000 per month and to issue 15,000 shares of the Company's common stock. At February 29, 2012, the fair value of the 15,000 shares issuable was $6,750 and is included in common stock subscribed.

Sky Harvest Windpower Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
February 29, 2012
(Expressed in US Dollars)
(Unaudited)


11. Commitments and Contingencies (continued)

b) On February 3, 2012, the Company and its joint venture partner incorporated a British Columbia corporation called Levant Energy Inc., for the purposes of developing underground natural gas storage plants in the Republic of Turkey. The Company intends to invest $500,000 to hold a 65% interest in Levant. The investment is subject to certain conditions, including the Company's completion of further equity or debt funding in order to finance the acquisition.

c) On February 3, 2012, the Company entered into a consulting agreement with a consultant. Pursuant to the agreement, the consultant will introduce the Company potential acquisition and investment opportunities in the energy sector, as well as any related sectors. If the Company completes an acquisition of any interest in any company or assets as a result of the consultant's introduction to investment opportunity, the Company shall pay the consultant a success fee equal to 10% of the value of the transaction in shares of the Company's common stock. The Company may also pay such success fees in cash, or a combination of shares and cash. If the Company completes transactions as a result of the consultant's introductions with an aggregate value of at least $3,000,000, including any concurrent financings, the consultant shall have the option to cause the Company to enter into an employment agreement with him, join the Company's Board of Directors, and be appointed as the Company's President and Chief Executive Officer. The term of the agreement is three years.

12. Subsequent Events

     In accordance with ASC 855, SUBSEQUENT EVENTS, the Company has evaluated subsequent events through the date of issuance of the audited consolidated financial statements. Subsequent to the fiscal period ended February 29, 2012, the Company did not have any material recognizable subsequent events.

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

RECENT CORPORATE DEVELOPMENTS

On February 6, 2012, we announced that we had formed a British Columbia joint venture corporation, named Levant Energy Inc., for the purpose of developing underground natural gas storage plants in the Republic of Turkey. Pursuant to an agreement with Mr. Bertan Atalay, we can earn a 65% initial interest in the corporation by investing $500,000 to fund operations. Mr. Atalay will act as President and CEO of Levant Energy Inc.

On February 6, 2012, we entered into an agreement with Mr. Atalay whereby he will act as our consultant for the purpose of introducing us to additional acquisition opportunities in renewable energy and related sectors, including wind power development opportunities in North America, Turkey, and other regions of Europe. We will compensate Mr. Atalay based on the successful completion of such transactions with a success fee equal to 10% of the transaction's value.

On March 19, 2012, we announced that we had formed an advisory board that will be responsible for providing guidance to our Board of Directors as it proceeds with the development of its anticipated gas storage project in Turkey. Initially, the advisory board consists of the following members: Noah Cohen, Bertan Atalay, Martin Bernholtz, and William Lister.

On March 19, 2012, we granted incentive stock options on an aggregate of 990,000 shares of our common stock to members of our advisory board, as well as an eligible consultant. These stock options are exercisable at a price of $0.10 per share for a period of five years.

RESULTS OF OPERATIONS

The following summary of our results of operations should be read in conjunction with our unaudited interim consolidated financial statements for the fiscal quarter ended February 28, 2011, which are included herein.

                                       Three months ended February 28/29,
                                   2012         2011        Increase/(Decrease)
                                 --------     --------      -------------------
                                    $             $             $           %
Revenue                                 0            0             0        N/A
Expenses                          105,698       74,712        30,986       41.5%
Foreign exchange (gain) loss      (30,980)     (37,031)        6,051        N/A
Interest income                         0            0             0        N/A
                                 --------     --------      --------       ----

Net Loss                           74,718       37,681        37,037       98.3%
                                 ========     ========      ========       ====

                                        Nine months ended February 28/29,
                                   2012         2011        Increase/(Decrease)
                                 --------     --------      -------------------
                                    $            $              $            %
Revenue                                 0            0             0        N/A
Expenses                          401,771      284,768       117,003       41.1%
Foreign exchange (gain) loss       17,742      (47,074)       64,816        N/A
Settlement of Debt                 (3,999)           0        (3,999)       N/A
Interest income                         0          (24)           24        N/A
                                 --------     --------      --------       ----

Net Loss                          415,514      237,670       177,844       74.8%
                                 ========     ========      ========       ====

REVENUES

We recorded a net operating loss of $105,698 for the fiscal quarter ended February 29, 2012 and have an accumulated deficit of $6,620,233 since inception. We have had no operating revenues since our inception on February 25, 2005 through to the fiscal quarter ended February 29, 2012. We anticipate that we will not generate any revenues while we are a development stage company.

EXPENSES

Our expenses for the three and nine months ended February 29, 2012 and February 28, 2011 are outlined below:

                                      Three months ended February 28/29,
                                   2012         2011      Increase/(Decrease)
                                 --------     --------    -------------------
                                     $            $           $           %
Consulting fees                         0        3,234      (3,234)    (100.0%)
Engineering and development        (2,008)      21,598     (23,606)       N/A
Management fees                    14,835       15,924      (1,089)      (6.8%)
Professional fees                  82,885       10,639      72,246       87.2%
General and administrative          9,986       23,317     (13,331)     (57.2%)
                                 --------     --------    --------     ------

Net Operating Loss                105,698       74,712      30,986       41.5%
                                 ========     ========    ========     ======

                                      Nine months ended February 28/29,
                                   2012         2011      Increase/(Decrease)
                                 --------     --------    -------------------
                                     $           $            $           %
Consulting fees                    15,187       49,311     (34,124)     (69.2%)
Engineering and development       121,960       61,612      60,348       97.9%
Management fees                   119,352       77,994      41,358       53.0%
Professional fees                 118,619       42,048      76,571      182.1%
General and administrative         26,653       53,803     (27,150)     (50.4%)
                                 --------     --------    --------     ------

Net Operating Loss                401,771      284,768     117,003       41.1%
                                 ========     ========    ========     ======

Consulting expenses decreased by $3,234 in the three month period ended February 29, 2012 compared to the three month period ended February 28, 2011, and by $34,124 in the nine month period ended February 29, 2012 compared to the nine month period ended February 28, 2011. These decreases primarily related to a reduction in fees paid for investor relations services.

Engineering and development expenses decreased by $23,606 in the three month period ended February 29, 2012 compared to the three month period ended February 28, 2011, and by $60,348 in the nine month period ended February 29, 2012 compared to the nine month period ended February 28, 2011. This decrease is a result of reduced development work on our wind power projects.

Management fees decreased by $1,089 in the three month period ended February 29, 2012 compared to the three month period ended February 28, 2011, and increased by $41,358 in the nine month period ended February 29, 2012 compared to the nine month period ended February 28, 2011. This increase relates to fees paid to William Iny, our president and sole director, for management services. Until this quarter, Mr. Iny had not received any payments for his services since he became our president in September 2010.

Professional fees, consisting primarily of legal, audit, and accounting costs, increased by $72,246 in the three month period ended February 29, 2012 compared to the three month period ended February 28, 2011, and by $76,571 in the nine month period ended February 29, 2012 compared to the nine month period ended February 28, 2011. These increases relate to legal fees that we paid to our director, Greg Yanke, during the quarter.

General and administrative expenses decreased by $13,331in the three month period ended February 29, 2012 compared to the three month period ended February 28, 2011, and by $27,150 in the nine month period ended February 29, 2012 compared to the nine month period ended February 28, 2011. The decrease relates primarily to cost reduction initiatives that management has implemented during the current fiscal year.

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

INTEREST INCOME

We did not generate interest in the three month period ended February 29, 2012. The Company has redeemed funds previously held in term deposits in order to fund development of its wind power projects and continued corporate operations.

LIQUIDITY AND CAPITAL RESOURCES

Our financial condition as at February 29, 2012, and May 31, 2011, our fiscal year end, and the changes for on those dates are summarized as follows:

WORKING CAPITAL

                         February 29,     May 31,
                            2012           2011           Increase/Decrease
                          --------       --------       --------------------
                             $               $              $            %
Current Assets             114,421         87,440         26,981        30.9%
Current Liabilities        311,779        513,079       (201,300)      (39.2%)
                          --------       --------       --------       -----

Working Capital           (197,358)      (425,639)       228,281         N/A
                          ========       ========       ========       =====

The increase in our working capital position of $228,281 from May 31, 2011, the date of our most recently fiscal year end, to February 29, 2012 was primarily due to our completion of a private placement in June 2011 consisting of the sale of 1,970,000 shares of our common stock at $0.25 each for aggregate proceeds of $492,000 and the payment of current liabilities with those funds.

CASH FLOWS

                                                                 Nine months ended February 28/29,
                                                          2012           2011         Increase/(Decrease)
                                                        --------       --------       -------------------
                                                           $              $               $           %
Cash Flows from (used in) Operating Activities          (414,540)       (65,027)                      N/A
Cash Flows provided by (used in) Investing Activities          0         22,840        (22,840)    (100.0%)
Cash Flows provided by Financing Activities              476,540        111,741        364,799      326.5%
Effect of exchange rate changes on cash                   16,093        (56,912)        73,005        N/A
                                                        --------       --------       --------     ------

Net increase (decrease) in cash during period             78,093         12,642         65,451      517.7%
                                                        ========       ========       ========     ======

During the nine months ended February 29, 2012, we used net cash in operating activities in the amount of $414,540. This cash outflow primarily consisted of payments for professional fees, management fees, and general and administrative expenses.

The $22,840 in cash flows provided by investing activities during the nine months ended February 28, 2011 represents funds we received by redeeming short-term investments in the form of term deposits. We did not receive any cash flows from investing activities during the current fiscal year.

The $476,540 in cash flows provided by financing activities during the nine months ended February 29, 2012 represents private placement proceeds and proceeds we received from the disgorgement of short swing trade profits.

DISCLOSURE OF OUTSTANDING SHARE DATA

WARRANTS

None

SHARE OPTIONS

Subsequent to the quarter, on March 19, 2012, we granted stock options to key advisors and consultants to acquire up to 990,000 shares of common stock exercisable at $0.10 per share on or before March 19, 2017.

A summary of our stock option activity as at February 29, 2012 is as follows:

                                                                     Weighted
                                                                     Average
                                               Number of             Exercise
                                                Options               Price
                                                -------               -----
                                                                        $
Balance as at May 31, 2010                     1,250,000               0.51
Granted                                        2,600,000               0.16
Cancelled                                             --                 --
Expired                                         (666,666)              0.51
Exercised                                             --                 --
                                              ----------               ----
Balance, as at February 29, 2012               3,183,334               0.23
                                              ----------               ----

LIQUIDITY POSITION

We recorded a net loss of $415,514 for the nine month period ended February 29, 2012 and have an accumulated deficit of $6,620,233 since inception. As of February 29, 2012 we had cash and cash equivalents totaling $101,558 (May 31, 2011: $23,465).

As of the date of this report, management anticipates that we will require at least $750,000 to fund our corporate operations and proposed development of gas storage operations in Turkey during the next 12 months. As well, we will require approximately an additional $350,000 to cover our current outstanding liabilities. Accordingly, we do not have sufficient funds to meet our planned expenditures over the next 12 months. In addition, we will require further financing in order to fund our anticipated expenses for the construction of our proposed wind turbine project.

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

RISKS RELATED TO OUR BUSINESS

IF WE DO NOT OBTAIN ADDITIONAL FINANCING OUR BUSINESS WILL FAIL.

Over the next 12 months, we expect to spend approximately $250,000 on administrative costs, including management fees payable to our President, professional fees and general business expenses, including costs related to complying with our filing obligations as a reporting company. As our operations become more complex, it is anticipated that these costs will increase. We also expect incur a further $50,000 in pre-development costs related to our wind power projects.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable

ITEM 4. CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Exchange Act, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures at February 29, 2012, which is the end of the period covered by this report. This evaluation was carried out by our principal executive officer and principal financial officer. Based on this evaluation, our principal executive officer and principal financial officer has concluded that our disclosure controls and procedures were effective as at the end of the period covered by this report.

In Rule 13a-15, "DISCLOSURE CONTROLS AND PROCEDURES" means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

During the three months ended February 29, 2012, our internal control over financial reporting was not subject to any changes.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The Company is not a party to any material legal proceedings that have been commenced or are pending.

ITEM 1A. RISK FACTORS.

Not applicable

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. REMOVED AND RESERVED.

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

SKYHARVEST WINDPOWER CORP.


/s/ William Iny
-------------------------------------------
William Iny
Chief Executive Officer and Chief Financial
Officer Principal Executive Officer,
Principal Accounting Officer and Principal
Financial Officer
Date: April 16, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


/s/ William Iny
-------------------------------------------
William Iny
Chief Executive Officer, Chief Financial
Officer, President, Treasurer, Secretary,
and Director ,Principal Executive Officer,
Principal Accounting Officer and Principal
Financial Officer
Date: April 16, 2012