Form 10-K
period 2012-05-31
Sky Harvest Windpower Corp.
filed 2012-08-22
CIK 1332445

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                     For the fiscal year ended: May 31, 2012
                                       or

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


        Registrant's telephone number, including area code (604) 267-3041

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

The aggregate market value of common stock held by non-affiliates of the registrant, based upon the last closing price of $0.10 for the registrant's common stock on November 30, 2011, the last business day of the registrant's most recently completed second fiscal quarter, as reported for such date by the OTCQB was approximately $984,778. Common stock held by each executive officer and director of the registrant and by each person who owns 5% or more of the outstanding common stock have been excluded from this computation because such persons may be deemed affiliates of the registrant. This determination of affiliate status for this purpose does not reflect a determination that any persons are affiliates for any other purposes.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 32,553,016 shares of common stock are issued and outstanding as of August 22, 2012 (including 15,680,016 shares of common stock reserved for issuance in exchange for certain outstanding exchangeable securities of the registrant).

                       DOCUMENTS INCORPORATED BY REFERENCE

                                 Not Applicable

                           SKY HARVEST WINDPOWER CORP
                       (formerly Keewatin Windpower Corp)
                    Form 10-K for the year ended May 31, 2012

                                Table of Contents

                                     PART I
ITEM 1     BUSINESS                                                            4
ITEM 1A    RISK FACTORS                                                       12
ITEM 1B    UNRESOLVED STAFF COMMENTS                                          12
ITEM 2     PROPERTIES                                                         12
ITEM 3     LEGAL PROCEEDINGS                                                  12
ITEM 4     MINE SAFETY DISCLOSURES                                            12

                                     PART II

ITEM 5     MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER
           MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES                  13
ITEM 6     SELECTED FINANCIAL DATA                                            14
ITEM 7     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS                                          14
ITEM 7A    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK         18
ITEM 8     CONSOLIDATED ANNUAL FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA    19
ITEM 9     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
           AND FINANCIAL DISCLOSURE                                           36
ITEM 9A    CONTROLS AND PROCEDURES                                            36
ITEM 9B    OTHER INFORMATION                                                  37

                                    PART III

ITEM 10    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE             38
ITEM 11    EXECUTIVE COMPENSATION                                             41
ITEM 12    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
           AND RELATED STOCKHOLDER MATTERS                                    44
ITEM 13    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
           INDEPENDENCE                                                       45
ITEM 14    PRINCIPAL ACCOUNTING FEES AND SERVICES                             46

                                     PART IV

ITEM 15    EXHIBITS, FINANCIAL STATEMENT SCHEDULES                            48

           SIGNATURES                                                         50

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

As used in this annual report, the terms "we", "us", "our", the "Company" and "Sky Harvest" mean Sky Harvest Windpower Corp.

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

We were incorporated as Keewatin Windpower Corp. in the State of Nevada on February 25, 2005. We changed our name to Sky Harvest Windpower Corp. on September 1, 2009. Our resident agent is Empire Stock Transfer Inc., 1859 Whitney Mesa Drive, Henderson, NV, 89014. We are a United States and British Columbia reporting public company, and our shares are quoted on the OTCQB under the symbol "SKYH". Our head office is in Vancouver, Canada.

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

We have prepared initial estimates of the cost of building and operating a power generation facility on the Sky Harvest project lands. As of the date of this report, project costs are expected to be in the range of $2.5 million per MW. Cost estimates are likely to increase again before project construction commences, owing to the world-wide high demand for wind turbines, and the equipment and skilled resources required to construct a wind power facility. Management expects that project cost increases will be considered in the final determination of supply prices in a future PPA to be negotiated.

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

RECENT CORPORATE DEVELOPMENTS

Since the commencement of our fiscal year beginning June 1 2010, we have experienced the following significant corporate developments:

1.   ADOPTION OF THE 2011 STOCK OPTION PLAN

     Effective March 10, 2011, our board of directors adopted the 2011 Stock Option Plan. The purpose of the 2011 Stock Option Plan is to enhance the long-term stockholder value of our company by offering opportunities to directors, officers, employees and eligible consultants of our company to acquire and maintain stock ownership in our company in order to give these persons the opportunity to participate in our company's growth and success, and to encourage them to remain in the service of our company. A total of 5,000,000 shares of common stock are available for issuance under the 2011 Stock Option Plan. As at May 31, 2012, we have granted stock options pursuant to the 2011 Stock Option Plan on a total of 3,590,000 shares of our common stock.

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

2.   NATURAL GAS STORAGE JOINT VENTURE

     On February 6, 2012, we announced our formation of a British Columbia joint venture corporation under the name Levant Energy Inc. for the purposes of developing underground natural gas storage plants in the Republic of Turkey. We will initially hold a 65% interest in the joint venture by investing $500,000 in the newly formed subsidiary. The investment is subject to certain conditions, including Sky Harvest's completion of further equity or debt funding in order to finance the acquisition. The joint venture intends to use these proceeds to identify and commence securing proposed natural gas storage sites, as well as starting associated permitting processes. To date, we have not raised any of the required $500,000 investment. It is anticipated that Sky Harvest's interest in Levant Energy Inc. will be diluted as additional funds are raised.

3.   AGREEMENT WITH MR. BERTAN ATALAY

     On February 6, 2012, we entered into an agreement with Mr. Bertan Atalay of The Hague, Netherlands whereby he will act as President and CEO of Levant Energy Inc. In addition, Mr. Atalay agreed to act as a consultant to Sky Harvest for the purpose of introducing us to additional acquisition opportunities in renewable energy and related sectors, including wind power development opportunities in North America, Turkey, and other regions of Europe. We have agreed to compensate Mr. Atalay based on the successful completion of such transactions with a success fee equal to 10% of the transaction's value.

4.   RESIGNATION OF OFFICER AND APPOINTMENT OF DIRECTORS AND ADVISORY BOARD
     MEMBERS

     On September 1, 2010, we appointed William Iny as its President, CEO, CFO, Secretary, and Treasurer in place of Chris Craddock, who resigned from these positions on the same date. Mr. Craddock also resigned as our director on September 1, 2010.

     We appointed the following additional directors on the various dates indicated:

              Name of Director          Date of Appointment
              ----------------          -------------------

              Harry Bauskin                April 14, 2011
              Patricia J. Shorr            April 28, 2011
              Greg Yanke                   June 14, 2011

     On March 19, 2012, we formed an advisory board that will be responsible for providing guidance to our Board of Directors as we proceed with the development of its anticipated gas storage project in Turkey. Initially, the advisory board consists of the following members: Noah Cohen, Bertan Atalay, Martin Bernholtz, and William Lister.

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

PLAN OF OPERATIONS - YEAR ENDING MAY 31, 2013

During the fiscal year ending May 31, 2013, the Company intends to achieve the following business objectives:

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

LEVANT NATURAL GAS STORAGE PROJECT

     *    Raise  necessary   financing  for  initial   project   development  of
          approximately $1.2 million
     *    Natural gas storage site selection and acquisition of land use rights
     *    Data collection, permitting, and engineering and project design

The  Company  will  also  consider  the  potential   acquisition  of  additional
alternative energy projects.

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

In addition, there is no guarantee that we will be able to proceed with the Levant natural gas storage project. Our plan of operation respecting this project will depend on our success in raising the necessary financing, as well as procuring the requisite land rights for gas storage development.

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

Not applicable.

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

ITEM 3. LEGAL PROCEEDINGS

During the fiscal year, a shareholder commenced a legal action against us, and two of our directors, alleging that the directors had earned short swing trading profits as a result of trading in our shares and were required to disgorge those profits and pay them to us. The lawsuit was amended to dismiss the claims against the directors, who provided the shareholder with evidence that profits were disgorged. The shareholder's legal counsel continues to seek compensation in the amount of $29,750 for the benefit that we received from the disgorgement, which the Company disputes.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

Our common stock is quoted on the OTCQB under the symbol "SKYH". The following table shows the quarterly range of high and low closing prices for our common stock over the fiscal quarters for the last two fiscal years as quoted on the OTCQB. Investors should not rely on historical prices of our common stock as an indication of its future price performance. The last sale price of our common stock occurred on July 26, 2012 at a price of $0.10. The high and low trading prices for our common stock through the facilities of the OTCQB for the past eight quarters were:

         Quarter Ended                  High           Low
         -------------                 ------         ------

       August 31, 2010                 $ 0.55         $ 0.01
       November 30, 2010               $ 0.55         $ 0.01
       February 29, 2011               $ 0.19         $ 0.10
       May 31, 2011                    $ 0.60         $ 0.10
       August 31, 2011                 $ 0.55         $ 0.30
       November 30, 2011               $ 0.43         $ 0.05
       February 29, 2012               $ 0.45         $ 0.06
       May 31, 2012                    $ 0.38         $ 0.07

TRANSFER AGENT

The transfer agent and registrar for our common stock is:

       Empire Stock Transfer Inc.
       1859 Whitney Mesa Drive
       Henderson, NV 89014
       Phone: 702.818.5898
       Fax: 702.974.1444
       Website: www.empirestock.com.

HOLDERS OF COMMON STOCK

As of May 31, 2012, we have 38 registered shareholders holding 32,553,016 shares of our common stock.

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

RECENT SALES OF UNREGISTERED SECURITIES; USE OF PROCEEDS FROM REGISTERED SECURITIES

Other than as previously disclosed in our periodic filings pursuant to the Exchange Act during the fiscal year ended May 31, 2012, we did not sell any equity securities that were not registered under the Securities Act of 1933.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

None.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis should be read together with our Consolidated Financial Statements and the Notes to those statements included elsewhere in this Annual Report on Form 10-K and the Consolidated Financial Statements and the Notes to those statements included in our Form 10-K for the year ended May 31, 2012. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include those discussed below and elsewhere in this prospectus and registration statement.

Our audited consolidated annual financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

RESULTS OF OPERATIONS

The following summary of our results of operations should be read in conjunction with our audited consolidated annual financial statements for the year ended May 31, 2012 which are included herein.

                                     Year Ended May 31,             Increase/(Decrease)
                                    2012            2011             $              %
                                 ----------      ----------     ----------      ----------
Revenue                          $       --      $       --             --             N/A
Expenses                            552,507         965,699       (413,192)            (43%)
Foreign exchange loss (gain)         65,501         (48,837)      (114,338)            N/A
Impairment Loss                          --       2,551,440     (2,551,440)           (100%)
Interest and Dividend (Income)           --             (24)           (24)           (100%)

Settlement of Debt (gain)            (3,999)         15,986         19,985             N/A
                                 ----------      ----------     ----------      ----------
Net Loss                         $  614,009      $3,484,264     (2,870,255)            (82%)
                                 ==========      ==========     ==========      ==========

REVENUE

We recorded a net operating loss of $614,009 for the twelve months ended May 31, 2012 and have an accumulated deficit of $6,768,453 since inception. We have had no operating revenues since our inception on February 25, 2005 through to the period ended May 31, 2012. We do not anticipate that we will generate any revenues during the period in which we are a development stage company.

EXPENSES

Our expenses for the years ended May 31, 2012 and 2011 are outlined below:

                                     Year Ended May 31,             Increase/(Decrease)
                                    2012            2011             $              %
                                 ----------      ----------     ----------      ----------
Consulting fees                  $   84,487      $   54,476         30,011              55%
Engineering and development         140,592          92,917         47,675              51%
Management fees                     134,367          94,144         40,223              43%
Professional fees                   158,011          54,757        103,254             189%
General and administrative           35,050         669,405       (634,355)            (95%)
                                 ----------      ----------     ----------      ----------
Total Operating Expenses         $  552,507      $  965,699       (413,192)            (43%)
                                 ==========      ==========     ==========      ==========

Consulting fees increased by $30,011 from $54,476 in the year ended May 31, 2012 to $84,487 in the year ended May 31, 2012. Consulting fees primarily increased as a result of the recorded value of stock options that we granted to members of our newly formed advisory board.

Engineering and development expenses increased by $47,675 from $92,917 in the year ended May 31, 2011 to $140,592 in the year ended May 31, 2012. This increase is a result of additional engineering costs that we incurred in connection with our application pursuant to the Saskatchewan Green Options Partners Program.

Management fees for the year ended May 31, 2011 increased by $40,223 from $94,144 for the year ended May 31, 2011 to $134,367 for the year ended May 31, 2012. This increase is a result of a management bonus that we paid during the most recently completed fiscal year.

Professional fees increased by $103,254 from $54,757 in the year ended May 31, 2011 to $158,011 in the year ended May 31, 2012 due to higher legal and audit fees related to our increased business activity.

General and administrative expenses decreased by $634,355 from $669,405 in the year ended May 31, 2011 to $35,050 in the year ended May 31, 2012. Of this decrease, $585,180 is attributable to stock-based compensation paid to directors and consultants during the fiscal year ended May 31, 2011.

IMPAIRMENT LOSS

We recorded an impairment loss of $2,551,440 for the fiscal year ended May 31, 2011 relating to the intangible assets that we acquired pursuant to our acquisition of Sky Harvest - Saskatchewan. The write down of this asset was due to the uncertainty regarding the Sky Harvest project's future cash flows, if any, and the uncertainty of our ability to execute a power purchase agreement relating to the project and the terms of what such an agreement would be.

LIQUIDITY AND CAPITAL RESOURCES

Our financial condition for the year ended May 31, 2012 and 2011 and the changes between those periods for the respective items are summarized as follows:

WORKING CAPITAL

                                     Year Ended May 31,             Increase/(Decrease)
                                    2012            2011             $              %
                                 ----------      ----------     ----------      ----------
Current Assets                   $  157,125      $   87,440         69,685              80%
Current Liabilities                 295,323         513,079       (217,756)            (42%)
                                 ----------      ----------     ----------      ----------
Working Capital                  $ (138,198)     $ (425,639)      (287,441)            N/A
                                 ==========      ==========     ==========      ==========

The $287,441 decrease in our working capital deficit from ($425,639) as of May 31, 2011, to ($138,198) as of May 31, 2012 was primarily due to our completion of private placements of shares of our common stock for proceeds of $647,500 during the fiscal year ended May 31, 2012, some of which was used to reduce liabilities.

CASH FLOWS

                                     Year Ended May 31,             Increase/(Decrease)
                                    2012            2011             $              %
                                 ----------      ----------     ----------      ----------
Cash Flows (used in) Operating
 Activities                      $ (558,274)     $ (208,008)      (350,266)            N/A
Cash Flows provided by (used in)
 Investing Activities                    --          22,840        (22,840)           (100%)
Cash Flows provided by Financing
 Activities                         611,540         267,714        343,826             128%
Effect of exchange rate changes
 on cash                             67,955         (59,315)       127,270             N/A
                                 ----------      ----------     ----------      ----------
Net increase (decrease) in cash
 during year                     $  121,221      $   23,231         97,990             422%
                                 ==========      ==========     ==========      ==========

CASH USED IN OPERATING ACTIVITIES

During the year ended May 31, 2012 we used net cash in operating activities in the amount of $558,274 (year ended May 31, 2011 - $208,008). The cash was used to fund our corporate activities and operations on our wind power project.

CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES

During the year ended May 31, 2011 we redeemed the remaining $22,840 of our short-term investments. We were not involved in any investing activities in the fiscal year ended May 31, 2012.

CASH FROM FINANCING ACTIVITIES

In the year ended May 31, 2012, we raised $647,500 through private placement sales of our common stock. We also received $118,900 in proceeds from two of our directors relating to their payment of short-swing trading profits to us. As well, we repaid $154,860 in loans that we received from various parties. In the fiscal year ended May 31, 2011, we received $207,390 in loans from two of our directors. In addition, we received a third party loan of $60,324.

FUTURE FINANCINGS

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

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Sky Harvest Windpower Corp.
(A Development Stage Company)

May 31, 2012

Report of Independent Registered Public Accounting Firm.......................20

Consolidated Balance Sheets as of May 31, 2012 and May 31, 2011...............21

Consolidated  Statements of Operations  for the years ended May 31, 2012 and
May 31, 2011, and for the period since inception..............................22

Consolidated Statement of Stockholders' Equity for period ended May 31,
2012, and the period since inception..........................................23

Consolidated  Statements  of Cash Flows for the years ended May 31, 2012 and May 31, 2011, and for the period since inception..........................24

Notes to the Consolidated Financial Statements................................25

                          PLS CPA, A PROFESSIONAL CORP.
        * 4725 MERCURY STREET SUITE 210 * SAN DIEGO * CALIFORNIA 92111 *
      * TELEPHONE (858)722-5953 * FAX (858) 761-0341 * FAX (858) 764-5480
                         * E-MAIL CHANGGPARK@GMAIL.COM *

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMA

To the Board of Directors and Stockholders
Sky Harvest Windpower Cor.
(A Development Stage Company)

We have audited the accompanying consolidated balance sheets of Sky Harvest Windpower Corp. (A Development Stage "Company") as of May 31, 2012 and 2011 and the related consolidated statements of operation, changes in shareholders' equity and cash flows for the years then ended and for the period February 25, 2005 (inception) to May 31, 2012. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial positions of Sky Harvest Windpower corp. as of May 31, 2012 and 2011, and the consolidated results of its operation and its cash flows for the years then ended and for the period February 25, 2005 (inception) to May 31, 2012 in conformity with U.S. generally accepted accounting principles.

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


/s/ PLS CPA
-----------------------------------------
PLS CPA, A Professional Corp.

August 17, 2012
San Diego, CA 92111

Sky Harvest Windpower Corp.
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in US Dollars)

                                                                        May 31,              May 31,
                                                                         2012                 2011
                                                                      ----------           ----------
                                                                          $                    $
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                              144,686               23,465
  Other receivables                                                       11,557               10,855
  Prepaid expenses                                                           882               53,120
                                                                      ----------           ----------
TOTAL CURRENT ASSETS                                                     157,125               87,440

Property and equipment, net (Note 4)                                      66,826               71,945
                                                                      ----------           ----------

TOTAL ASSETS                                                             223,951              159,385
                                                                      ==========           ==========

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES
  Accounts payable                                                       159,070              166,576
  Accrued liabilities                                                        250                3,156
  Due to related parties (Note 7)                                         86,003              283,023
  Note payable (Note 5)                                                   50,000               60,324
                                                                      ----------           ----------
TOTAL LIABILITIES                                                        295,323              513,079
                                                                      ----------           ----------
STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred Stock:
    Authorized: 10,000,000 shares, $0.001 par value
    Issued and outstanding: 1 share (May 31, 2011 - 1 share)                  --                   --
  Common Stock:
    Authorized: 100,000,000 shares, $0.001 par value
    Issued and outstanding: 32,553,016 shares
    (May 31, 2011 - 29,732,016  shares)                                   32,553               29,732
  Additional paid-in capital                                           6,707,278            5,829,796
  Common stock subscribed (Note 11)                                        6,750                6,750
  Stock subscriptions receivable (Note 8(b))                             (49,500)                  --
  Accumulated other comprehensive loss                                   (16,917)             (82,445)
  Deficit accumulated during the development stage                    (6,751,536)          (6,137,527)
                                                                      ----------           ----------
TOTAL STOCKHOLDERS' DEFICIT                                              (71,372)            (353,694)
                                                                      ----------           ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                     223,951              159,385
                                                                      ==========           ==========
Continuing operations (Note 1)
Commitments and contingencies (Note 11)


              (The accompanying notes are an integral part of these
                       consolidated financial statements)

Sky Harvest Windpower Corp.
(A Development Stage Company)
Consolidated Statements of Operations
(Expressed in US Dollars, except number of shares)

                                                        Accumulated from
                                                        February 25, 2005      For the           For the
                                                     (Date of Inception) to   Year Ended        Year Ended
                                                             May 31,            May 31,           May 31,
                                                              2012               2012              2011
                                                           ----------         ----------        ----------
                                                               $                   $                 $
EXPENSES
  Consulting fees                                             450,934             84,487            54,476
  Engineering and development                                 552,923            140,592            92,917
  Management fees (Note 7)                                    734,947            134,367            94,144
  Professional fees                                           511,776            158,011            54,757
  General and administrative                                1,802,562             35,050           669,405
  Acquired development costs                                  242,501                 --                --
                                                           ----------         ----------        ----------
OPERATING LOSS                                             (4,295,643)          (552,507)         (965,699)

OTHER INCOME (LOSS)
  Impairment loss                                          (2,551,440)                --        (2,551,440)
  Interest income                                              89,382                 --                24
  Foreign exchange gain (loss)                                 18,152            (65,501)           48,837
  Settlement of debt                                          (11,987)             3,999           (15,986)
                                                           ----------         ----------        ----------
NET LOSS                                                   (6,751,536)          (614,009)       (3,484,264)

Other Comprehensive Income (Loss)
Foreign currency translation adjustments                      (16,917)            65,528           (54,188)
                                                           ----------         ----------        ----------

Comprehensive loss                                         (6,768,453)          (548,481)       (3,538,452)
                                                           ==========         ==========        ==========

NET LOSS PER COMMON SHARE - BASIC AND DILUTED                                      (0.02)            (0.12)
                                                                              ----------        ----------

WEIGHTED AVERAGE NUMBER OF COMMON STOCK OUTSTANDING                           31,594,000        29,732,000
                                                                              ----------        ----------


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

                                                                                                              Deficit
                                                                                                            Accumulated
                                                        Additional    Common      Stock       Accumulated   During the
                Preferred           Common               Paid-in      Stock    Subscriptions    Other       Development
                  Stock     Amount  Shares     Amount    Capital    Subscribed  Receivable   Comprehensive     Stage       Total
                    #         $        #          $          $           $          $            Loss            $           $
                  ----     ------  ----------  --------  ---------    -------     ------     ----------     ----------   ----------
Balance -
 May 31, 2009
 carried forward    --        --   12,391,500    12,391  2,071,366      6,750         --             --     (1,103,854)     986,653
Common stock
 issued pursuant
 to business
 acquisition        --        --   17,340,516    17,341  2,583,736         --         --             --             --    2,601,077
Preferred stock
 issued pursuant
 to business
 acquisition         1        --           --        --         --         --         --             --             --           --
Stock-based
 compensation       --        --           --        --    589,514         --         --             --             --      589,514
Accumulated
 other
 comprehensive
 loss               --        --           --        --         --         --         --        (28,257)            --      (28,257)
Net loss
 for year           --        --           --        --         --         --         --             --     (1,549,409)  (1,549,409)
                  ----    ------   ----------  --------  ---------    -------     ------     ----------     ----------   ----------
Balance -
 May 31, 2010        1        --   29,732,016    29,732  5,244,616      6,750         --        (28,257)    (2,653,263)   2,599,578
Stock-based
 compensation       --        --           --        --    585,180         --         --             --             --      585,180
Accumulated
 other
 comprehensive
 loss               --        --           --        --         --         --         --        (54,188)            --      (54,213)
Net loss for
 the year           --        --           --        --         --         --         --             --     (3,484,264)    (917,550)
                  ----    ------   ----------  --------  ---------    -------    -------     ----------     ----------   ----------
Balance -
 May 31, 2011        1        --   29,732,016    29,732  5,829,796      6,750         --        (82,445)    (6,137,527)    (353,694)
Stock-based
 compensation       --        --           --        --     64,403         --         --             --             --       64,403
Accumulated
 other
 comprehensive
 loss               --        --           --        --         --         --         --         65,528             --       65,528
Common stock
 issued on
 June 21, 2011
 for cash at
 $0.25 per share    --        --    1,970,000     1,970    490,530         --         --             --             --      492,500
Common stock
 issued on
 May 29, 2012
 for cash at
 $0.25 per share    --        --      818,000       818    203,682         --    (49,500)            --             --      155,000
Common stock
 issued on
 May 29, 2012
 for finders
 fees at $0.25
 per share          --        --       33,000        33        (33)        --         --             --             --           --
Disgorgement of
 swing trading
 profits            --        --           --        --    118,900         --         --             --             --      118,900
Net loss for
 the year           --        --           --        --         --         --         --             --       (614,009)    (614,009)
                  ----    ------   ----------  --------  ---------    -------    -------     ----------     ----------   ----------
Balance -
 May 31, 2012        1        --   32,553,016    32,553  6,707,278      6,750    (49,500)       (16,917)    (6,751,536)     (71,372)
                  ====    ======   ==========  ========  =========    =======   =======      ==========     ==========   ==========

              (The accompanying notes are an integral part of these
                       consolidated financial statements)

Sky Harvest Windpower Corp.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US Dollars)

                                                               Accumulated from
                                                              February 25, 2005         For the              For the
                                                            (Date of Inception) to     Year Ended           Year Ended
                                                                    May 31,              May 31,              May 31,
                                                                     2012                 2012                 2011
                                                                  ----------           ----------           ----------
                                                                      $                     $                  $
OPERATING ACTIVITIES
  Net loss for the period                                         (6,751,536)            (614,009)          (3,484,264)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
     Depreciation                                                     23,708                  697                4,144
     Stock-based compensation                                      1,609,565               64,403              585,180
     Impairment loss                                               2,551,440                   --            2,551,440
     Loss (gain) on settlement of debt                                11,987               (3,999)              15,986
     Acquired development costs                                      242,501                   --                   --
  Changes in operating assets and liabilities:
     Prepaid expenses                                                 11,252               52,238              (31,535)
     Accrued interest                                                    244                   --                   31
     Accounts payable and accrued liabilities                        141,654               (6,413)              98,606
     Account receivable                                              (29,914)                (701)             (23,229)
     Note receivable                                                (280,000)                  --                   --
     Due to related parties                                           23,958              (50,490)              75,633
                                                                  ----------           ----------           ----------
NET CASH FLOWS USED IN OPERATING ACTIVITIES                       (2,445,141)            (558,274)            (208,008)
                                                                  ----------           ----------           ----------
INVESTING ACTIVITIES
  Purchase of equipment                                              (23,504)                  --                   --
  Purchase of short-term investments                              (2,472,839)                  --                   --
  Redemption of short-term investments                             2,493,484                   --               22,840
  Cash acquired from acquisition                                      21,016                   --                   --
                                                                  ----------           ----------           ----------
NET CASH FLOWS PROVIDED BY INVESTING ACTIVITIES                       18,157                   --               22,840
                                                                  ----------           ----------           ----------
FINANCING ACTIVITIES
  Proceeds from common stock issuances                             2,365,749              647,500                   --
  Proceeds from (repayment of) related party loans                    62,854             (144,536)             207,390
  Proceeds from (repayment of) note payable                           50,000              (10,324)              60,324
  Proceeds from swing sale disgorgement                              118,900              118,900                   --
                                                                  ----------           ----------           ----------
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES                    2,597,503              611,540              267,714
                                                                  ----------           ----------           ----------
Effect of exchange rate changes on cash                              (25,833)              67,955              (59,315)
                                                                  ----------           ----------           ----------
Increase in cash and cash equivalents                                144,686              121,221               23,231
Cash and cash equivalents - beginning of period                           --               23,465                  234
                                                                  ----------           ----------           ----------

CASH AND CASH EQUIVALENTS - END OF PERIOD                            144,686              144,686               23,465
                                                                  ==========           ==========           ==========
SUPPLEMENTARY DISCLOSURES:
  Interest paid                                                           --                   --                   --
  Income taxes paid                                                       --                   --                   --
                                                                  ----------           ----------           ----------
SIGNIFICANT NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Stock issuance for acquisition                                   2,601,077                   --                   --
  Increase intangible asset due to acquisition                     2,551,400                   --                   --
  Accounts payable increased due to acquisition                       30,986                   --                   --
  Stock issuance for finders fee                                       8,250                8,250                   --
                                                                  ----------           ----------           ----------


              (The accompanying notes are an integral part of these
                       consolidated financial statements)

Sky Harvest Windpower Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
May 31, 2012
(Expressed in US Dollars)


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

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, the successful exploitation of economically recoverable electricity in its wind power projects, and the attainment of profitable operations. As at May 31, 2012, the Company has accumulated losses of $6,751,536 since inception. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Sky Harvest Windpower Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
May 31, 2012
(Expressed in US Dollars)


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

Sky Harvest Windpower Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
May 31, 2012
(Expressed in US Dollars)


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

Sky Harvest Windpower Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
May 31, 2012
(Expressed in US Dollars)


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

Sky Harvest Windpower Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
May 31, 2012
(Expressed in US Dollars)


2. Significant Accounting Polices (continued)

l. Comprehensive Income

ASC 220, COMPREHENSIVE INCOME, establishes standards for the reporting and display of comprehensive income and its components in the consolidated financial statements. As at May 31, 2012 and May 31, 2011, the Company`s only component of comprehensive income (loss) was foreign currency translation adjustments.

3. Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

4. Property and equipment

                                                     May 31, 2012   May 31, 2011
                                     Accumulated     Net Carrying   Net Carrying
                             Cost    Depreciation       Value          Value
                           -------      -------        -------        -------
                              $            $              $              $

Computer equipment           5,843       (5,533)           310            781
Asset under construction    66,060           --         66,060         70,447
Wind tower equipment        22,116      (21,660)           456            717
                           -------      -------        -------        -------
                            94,019      (27,193)        66,826         71,945
                           =======      =======        =======        =======

5. Note Payable

During the year ended May 31, 2011, the Company received advances from third parties in the amount of $60,324. During the year ended May 31, 2012, the Company repaid $10,324. At May 31, 2012, advances of $50,000 remain outstanding. The amount is unsecured, non-interest bearing and due on demand.

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

As of May 31, 2012, the Company had issued 885,000 shares of common stock to holders of 885,000 shares of exchangeable preferred shares of its subsidiary Keewatin Wind Power Corp., pursuant to them exercising their exchange rights. As of May 31, 2012, there were 15,680,016 outstanding exchangeable shares (May 31, 2011 - 15,680,016 shares).

As the exchangeable shares have already been recognized in connection with the acquisition of Sky Harvest - Saskatchewan, the value ascribed to these shares on exchange is $Nil.

Sky Harvest Windpower Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
May 31, 2012
(Expressed in US Dollars)


7. Related Party Transactions

a) During the year ended May 31, 2012, the Company incurred $Nil (2011 - $30,903) for management services provided by a former director and a principal shareholder of the Company.

b) During the year ended May 31, 2012, the Company incurred $60,507 (2011 - $63,241) to a company controlled by the President and principal shareholder of the Company for management services. During the year ended May 31, 2012, the Company paid a bonus of $73,860 (Cdn$75,000) (2011 - $nil) to the President and principal shareholder of the Company for management services. As at May 31, 2012, the Company is indebted to that company and the Company's President for $21,080 (May 31, 2011 - $178,872), which is non-interest bearing, unsecured and due on demand.

c) On June 18, 2010, the Company entered into a loan agreement with a director for $27,000 which is payable within three months a written demand is received from the note holder. The amount is unsecured and bears interest at 15% per annum. As at May 31, 2012, accrued interest of $7,911 was recorded. During the year ended May 31, 2011, the Company received an advance of $68,735 (CDN$71,000) from the same director. During the year ended May 31, 2012, the Company repaid $38,724 (CDN$40,000). At May 31, 2012, $30,011 (CDN$31,000) is unsecured, non-interest bearing and has no terms of repayment.

d) During the year ended May 31, 2012, the Company incurred $104,538 to a company controlled by a director of the Company for legal services.

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

b) On May 29, 2012, the Company closed a private placement consisting of 818,000 shares of common stock at a price of $0.25 per share for gross proceeds of $204,500, of which $49,500 is recorded in stock subscriptions receivable at May 31, 2012. In connection with the private placement, the Company issued 33,000 shares of common stock as finders fees.

9. Stock Based Compensation

On September 11, 2009, the Company's board of directors adopted the 2009 Stock Option Plan ("2009 Plan") which provides for the granting of stock options to acquire up to 2,900,000 common shares of the Company to eligible employees, officers, directors and consultants of the Company. At May 31, 2012, the Company had 1,650,000 shares of common stock available to be issued under the Plan.

On March 10, 2011, the Company's board of directors adopted the 2011 Stock Option Plan ("2011 Plan") which provides for the granting of stock options to acquire up to 5,000,000 common shares of the Company to eligible employees, officers, directors and consultants of the Company. At May 31, 2012, the Company had 1,410,000 shares of common stock available to be issued under the Plan.

Sky Harvest Windpower Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
May 31, 2012
(Expressed in US Dollars)


9. Stock Based Compensation (continued)

On March 19, 2012, pursuant to the 2011 Plan, the Company granted 990,000 options with immediate vesting to consultants to acquire 990,000 common shares at an exercise price of $0.10 per share exercisable for 5 years and recorded stock-based compensation for the vested options of $69,300, as general and administrative expense.

The fair value for stock options vested during the nine month periods ended May 31, 2012 and May 31, 2011 were estimated at the vesting and granting date using the Black-Scholes option-pricing model. The weighted average assumptions used are as follows:

                                             Year Ended             Year Ended
                                            May 31, 2012           May 31, 2011
                                            ------------           ------------
Expected dividend yield                           0%                     0%
Risk-free interest rate                        1.16%                  2.06%
Expected volatility                             702%                   433%
Expected option life (in years)                4.89                   4.95

The following table summarizes the continuity of the Company's stock options:

                                                       Weighted-Average
                                             Weighted     Remaining
                                             Average     Contractual   Aggregate
                               Number of     Exercise       Term       Intrinsic
                                Options       Price        (years)       Value
                                -------       -----        -------       -----
                                                $                          $
Outstanding: May 31, 2010       1,250,000      0.51
Granted                         2,600,000      0.16
Expired                          (666,666)     0.51
                               ----------      ----

Outstanding: May 31, 2011       3,183,334      0.23
Granted                           990,000      0.10
                               ----------      ----

Outstanding: May 31, 2012       4,173,334      0.20         3.84         2,515
                               ----------      ----         ----        ------

Exercisable: May 31, 2012       4,173,334      0.20         3.84         2.515
                               ----------      ----         ----        ------

A summary of the status of the Company's non-vested stock options as of May 31, 2012, and changes during the year ended May 31, 2012, is presented below:

                                                                     Weighted
                                                                      Average
                                                       Number of     Grant Date
Non-vested options                                      options      Fair Value
------------------                                      -------      ----------
                                                                         $
Non-vested at May 31, 2011                                 62,500       0.42
Granted                                                   990,000       0.07
Forfeited/Cancelled                                            --         --
Vested                                                 (1,052,500)      0.09
                                                       ----------       ----
Non-vested at May 31, 2012                                     --         --
                                                       ----------       ----

At May 31, 2012, there was $nil of unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the 2009 Plan and 2011 Plan.

Sky Harvest Windpower Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
May 31, 2012
(Expressed in US Dollars)


10. Joint Venture

On February 3, 2012, the Company and its joint venture partner incorporated a British Columbia corporation under the name Levant Energy Inc. ("Levant") for the purposes of developing underground natural gas storage plants in the Republic of Turkey. The Company will initially hold a 65% interest in Levant by investing $500,000. The investment is subject to certain conditions, including completion of further equity or debt funding in order to finance acquisition. The Company's joint venture partner will hold the remaining 35% interest in Levant. At May 31, 2012, the Company and its joint venture partner have not made any contribution to Levant and operations have not yet begun.

11. Commitments and Contingencies

a) On February 23, 2009, the Company entered into a consulting agreement with a consultant (the "Consultant"). Pursuant to the agreement, the Consultant provided investor relations services for the Company from February 24, 2009 to July 5, 2009. In consideration for the investor relations services, the Company agreed to pay the Consultant $5,000 per month and to issue 15,000 shares of the Company's common stock. At May 31, 2012, the fair value of the 15,000 shares issuable was $6,750 and is included in common stock subscribed.

b) On February 3, 2012, the Company entered into a consulting agreement with a consultant. Pursuant to the agreement, the consultant will introduce the Company potential acquisition and investment opportunities in the energy sector, as well as any related sectors. If the Company completes an acquisition of any interest in any company or assets as a result of the consultant's introduction to investment opportunity, the Company shall pay the consultant a success fee equal to 10% of the value of the transaction in shares of the Company's common stock. The Company may also pay such success fees in cash, or a combination of shares and cash. If the Company completes transactions as a result of the consultant's introductions with an aggregate value of at least $3,000,000, including any concurrent financings, the consultant shall have the option to cause the Company to enter into an employment agreement with him, join the Company's Board of Directors, and be appointed as the Company's President and Chief Executive Officer. The term of the agreement is three years.

12. Income Taxes

The Company has net operating losses carried forward of $2,594,700 (2011 - $2,041,700) available to offset taxable income in future years which expire beginning in fiscal 2021.

The Company is subject to United States federal and state income taxes at an approximate rate of 35%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company's income tax expense as reported is as follows:

                                                May 31, 2012        May 31, 2011
                                                ------------        ------------
                                                     $                   $
Net loss before income taxes per
 financial statements                              (614,009)        (3,484,264)
Income tax rate                                          35%                35%
Income tax recovery                                (214,903)        (1,219,492)
Permanent differences                                21,141            204,813
Temporary differences                                   244            894,454
Change in valuation allowance                       193,518            120,225
                                                 ----------         ----------
Provision for income taxes                               --                 --
                                                 ----------         ----------

Sky Harvest Windpower Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
May 31, 2012
(Expressed in US Dollars)


12. Income Taxes (continued)

The significant components of deferred income tax assets and liabilities at May 31, 2012 and 2011 are as follows:

                                                May 31, 2012        May 31, 2011
                                                ------------        ------------
                                                     $                   $
Net operating loss carry-forward                   908,127             714,609
Valuation allowance                               (908,127)           (714,609)
                                                  --------            --------
Net deferred income tax asset                           --                  --
                                                  --------            --------

13. Subsequent Events

In accordance with ASC 855, SUBSEQUENT EVENTS, the Company has evaluated subsequent events through the date of issuance of the audited consolidated financial statements. Subsequent to the fiscal period ended May 31, 2012, the Company did not have any material recognizable subsequent events.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL MATTERS

None

ITEM 9A. CONTROLS AND PROCEDURES

A. DISCLOSURE CONTROLS AND PROCEDURES

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Securities Exchange Act of 1934, the Company's principal executive officer and principal financial officer evaluated the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) for the period covered by this Annual Report on Form 10-K as of our fiscal year end, May 31, 2012. Based on this evaluation, this officer concluded that as of the end of the period covered by this Annual Report on Form 10-K, these disclosure controls and procedures were adequate to ensure that the information required to be disclosed by the Company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and include controls and procedures designed to ensure that such information is accumulated and communicated to the Company's management, including the Company's principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal controls over financial reporting were not effective as of May 31, 2012 and were subject to material weaknesses.

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

C. CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

During the fiscal year ended May 31, 2012, our internal control over financial reporting was subject to changes relating to the implementation of financial recording and disclosure timelines necessary to ensure that the Company is able to meet regulatory deadlines for financial disclosure. As well, the Company implemented monitoring and controls to detect unauthorized financial transactions by management.

ITEM 9B. OTHER INFORMATION

None.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

As of the date of this report, our directors and executive officers, their ages, positions held, and date of election or appointment, are as follows:

                                                           Date First Elected or
Name               Position Held with our Company    Age        Appointed
----               ------------------------------    ---        ---------
William Iny        President, CEO, CFO, Secretary     62     September 1, 2010
                   and Treasurer
                   Director                                  May 23, 2006

Harry Bauskin      Director                           61     April 14, 2011

Patricia J. Shorr  Director                           53     April 28, 2011

Greg Yanke         Director                           42     June 14, 2011

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

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION

The particulars of compensation paid over the past two fiscal years to the following persons:

     *    All individuals serving as our principal executive officer;
     *    All individuals serving as our principal financial officer;
     * our three most highly compensated executive officers who were serving as executive officers at the end of the year ended May 31, 2012 whose total annual compensation exceeded $100,000; and
     * up to two additional individuals for whom disclosure would have been provided above but for the fact that the individual was not serving as our executive officer at the end of the most recently completed financial year, whom we refer to collectively as the "named executive officers", for the year ended May 31, 2012, are set out in the following summary compensation table:

                                                                   Non-Equity      Nonqualified
 Name and                                                          Incentive         Deferred
 Principal                                  Stock       Option        Plan         Compensation     All Other
 Position     Year   Salary($)  Bonus($)   Awards($)   Awards($)  Compensation($)   Earnings($)   Compensation($)  Totals($)
 --------     ----   ---------  --------   ---------   ---------  ---------------   -----------   ---------------  ---------
William       2012        Nil       Nil      Nil          Nil         Nil               Nil           134,367 (1)   134,367
Iny           2011        Nil       Nil      Nil      152,500         Nil               Nil            63,241 (1)   215,741
President,
CEO, CFO,
Secretary
& Treasurer

Chris         2011     30,903       Nil      Nil          Nil         Nil               Nil               Nil        30,903
Craddock
Former
President,
CEO, CFO,
Secretary
& Treasurer

----------
1. Management fees and bonus paid to a company controlled by Mr. Iny.

DIRECTOR COMPENSATION POLICY

Our board of directors does not receive compensation for acting in such capacity. On occasion, our directors will receive compensation for services that they provide to us. The following table provides information regarding compensation that we have provided to our directors during the fiscal year ended May 31, 2011:

                                                                      Change in
                                                                       Pension
                                                                      Value and
                   Fees                              Non-Equity      Nonqualified
                  Earned                             Incentive         Deferred
                 Paid in      Stock      Option        Plan          Compensation      All Other
    Name         Cash($)     Awards($)  Awards($)  Compensation($)    Earnings($)    Compensation($)   Total($)
    ----         -------     ---------  ---------  ---------------    -----------    ---------------   --------
William Iny        Nil         Nil           Nil       Nil               Nil           134,367 (1)       Nil

Harry Bauskin      Nil         Nil           Nil       Nil               Nil               Nil           Nil

Patricia J. Shorr  Nil         Nil           Nil       Nil               Nil               Nil           Nil

Greg Yanke         Nil         Nil           Nil       Nil               Nil           104,538 (1)       Nil

----------
1. Management fees and bonus paid to a company controlled by Mr. Iny.
2. Legal fees paid to a firm controlled by Mr. Yanke.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Below is a summary of unexercised options; stock that has not vested; and equity incentive plan awards for each named executive officer outstanding as of the end of our last completed fiscal year.

                                    Option Awards                                            Stock Awards
        -----------------------------------------------------------------   -----------------------------------------------
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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Not applicable

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS.

The following table reflects, as of August 16, 2012, the beneficial common stock ownership of: (a) each of our directors, (b) each executive officer, (c) each person known by us to be a beneficial holder of five percent (5%) or more of our common stock, and (d) all of our executive officers and directors as a group:

Beneficial ownership is determined in accordance with the rules of the SEC. Shares of common stock subject to options currently exercisable or exercisable within 60 days of August 16, 2012, are deemed outstanding for computing the percentage ownership of the stockholder holding the options or warrants, but are not deemed outstanding for computing the percentage ownership of any other stockholder. Unless otherwise indicated in the footnotes to this table, we believe stockholders named in the table have sole voting and sole investment power with respect to the shares set forth opposite such stockholder's name. Percentage of ownership is based on 32,553,016 shares of common stock outstanding as of August 16, 2012.

                                                  Amount and
                                                   Nature of
                                                  Beneficial       Percent of
Name and Address of Beneficial Shareholder        Ownership(1)      Class(2)
------------------------------------------        ------------      --------

William Iny                                      10,347,447 (3)       31.8%
890 West Pender Street, Suite 710
Vancouver, British Columbia

Greg Yanke                                        9,882,128 (4)       30.4%
890 West Pender Street, Suite 710
Vancouver, British Columbia

Harry Bauskin                                     4,759,000 (5)       14.6%
890 West Pender Street, Suite 710
Vancouver, British Columbia

Patricia J. Shorr                                   350,000 (6)        1.1%
890 West Pender Street, Suite 710
Vancouver, British Columbia

Directors and officers as a
 group (4 persons)                               25,338,575           77.8%

----------
1. Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.
2. The percentage of class is based on 32,553,016 shares of common stock issued and outstanding as of August 16, 2012. This total includes 15,680,016 shares of common stock that are reserved for issuance in exchange for certain exchangeable securities of the Company's subsidiary Keewatin Windpower Inc.
3. Total consists of: 9,114,113 shares of the Company's common stock beneficially owned by Mr. Iny and incentive stock options to purchase up to 1,233,334 shares of the Company's common stock.
4. Total consists of: 9,357,128 shares of the Company's common stock beneficially owned by Mr. Yanke and incentive stock options to purchase up to 525,000 shares of the Company's common stock.
5. Total consists of: 1,334,000 shares of the Company's common stock beneficially owned by Mr. Bauskin, 2,900,000 shares of the Company's common stock owned by Plein Sprung Energy Partnership, of which Mr. Bauskin is a partner, and incentive stock options to purchase up to 525,000 shares of the Company's common stock.
6. Total consists of incentive stock options to purchase up to 350,000 shares of the Company's common stock.

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

     1. During the year ended May 31, 2012, the Company paid or accrued $60,507 (year ended May 31, 2010 - $63,241) in management fees to a company owned by William Iny, our president.

     2. During the year ended May 31, 2012, the Company paid a bonus of $73,860 to William Iny.

     3. During the year ended May 31, 2012, one of our directors, Greg Yanke, loaned the Company $68,735. During the fiscal year, the Company repaid $38,724 of this amount. The remaining balance is unsecured, non-interest bearing and has no fixed terms of repayment. The Company also owes Mr. Yanke $27,700 plus $7,911 in interest in connection with a loan he made to the Company on June 18, 2010. 4. During the year ended May 31, 2012, the Company incurred $104,538 to a law firm controlled by Greg Yanke, one of the Company's directors.

     5.   During  the  year  ended  May  31,  2012,   the  Company   received  a
          disgorgement of trading profits from William Iny and Greg Yanke for $59,450 each.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

AUDIT FEES

For the years ended May 31, 2012 and 2011, the aggregate fees billed by Chang G. Park, CPA, PhD., for professional services rendered for the audit of our annual consolidated financial statements included in our annual report on Form 10-K were:

           2012      $24,000
           2011      $25,000

AUDIT RELATED FEES
For the years ended May 31, 2012 and 2011, the aggregate fees billed for assurance and related services by Chang G. Park, CPA, Ph. D. relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above, was:

           2012      Nil
           2011      Nil

TAX FEES
For the years ended May 31, 2012 and 2011, the aggregate fees billed by Chang G. Park, CPA, PhD. for other non-audit professional services, other than those services listed above, totalled:

           2012      Nil
           2011      Nil

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

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following consolidated financial statements of Sky Harvest Windpower Corp. and its subsidiary are filed as part of this Form 10-K:

Statements

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of May 31, 2012 and 2012
Consolidated Statements of Operations for the years ended May 31, 2012 and 2011 and for the period since inception
Consolidated Statements of Cash Flows for the years ended May 31, 2012 and 2011 and for the period since inception
Consolidated Statement of Stockholders' Equity for the years ended May 31, 2012 and 2011 and for the period since inception
Notes to the Consolidated Annual Financial Statements

All schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or notes thereto.

EXHIBITS

                                                                                                             Filed with
Description                                                      Exhibit No.    Form      Filing date      this Form 10-K
-----------                                                      -----------    ----      -----------      --------------
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

SKY HARVEST WINDPOWER CORP.


/s/ William Iny
--------------------------------------------
William Iny
Chief Executive Officer and Chief Financial
Officer Principal Executive Officer,
Principal Accounting Officer and Principal
Financial Officer
Date: August 22, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


/s/ William Iny
--------------------------------------------
William Iny
President, Chief Executive Officer, Chief
Financial Officer , President, Treasurer,
Secretary, and Director, Principal Executive
Officer, Principal Accounting Officer and
Principal Financial Officer
Date: August 22, 2012