Form 10-Q
period 2012-08-31
Sky Harvest Windpower Corp.
filed 2012-10-22
CIK 1332445

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 For the quarterly period ended August 31, 2012

                                       or

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

32,553,016 shares of common stock are issued and outstanding as of October 22, 2012 (including 15,680,016 shares of common stock reserved for issuance in exchange for certain outstanding exchangeable securities of the registrant).

                                      INDEX

                                                                            Page
                                                                            ----
PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)                                      3

         CONSOLIDATED BALANCE SHEETS as of August 31, 2012 and
         May 31, 2012                                                          3

         CONSOLIDATED STATEMENTS OF  OPERATIONS  for the Three
         Months Ended  August  31, 2012 and  2011, and for the
         period since inception                                                4

         CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY for
         the period since inception                                            5

         CONSOLIDATED STATEMENTS OF CASH FLOWS for the Three
         Months Ended August 31, 2012 and 2011, and for the
         period since inception                                                9

         NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS     10

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                17

Item 3   Quantitative and Qualitative Disclosures About Market Risk           25

Item 4.  Controls and Procedures                                              25

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings                                                    25

Item 1A. Risk Factors                                                         25

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds          26

Item 3.  Defaults Upon Senior Securities                                      26

Item 4   Mine Safety Disclosures                                              26

Item 5.  Other Information                                                    26

Item 6.  Exhibits                                                             26

SIGNATURES                                                                    28

Sky Harvest Windpower Corp.
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in US Dollars)
(Unaudited)

                                                                        August 31,             May 31,
                                                                           2012                 2012
                                                                        ----------           ----------
                                                                            $                    $
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                               170,303              144,686
  Other receivables                                                         2,228               11,557
  Prepaid expenses                                                            108                  882
                                                                       ----------           ----------
      TOTAL CURRENT ASSETS                                                172,639              157,125

Property and equipment, net (Note 4)                                       71,477               66,826
                                                                       ----------           ----------

      TOTAL ASSETS                                                        244,116              223,951
                                                                       ==========           ==========

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES
  Accounts payable                                                        170,085              159,070
  Accrued liabilities                                                       6,958                  250
  Due to related parties (Note 7)                                         106,684               86,003
  Note payable (Note 5)                                                    50,000               50,000
                                                                       ----------           ----------
      TOTAL LIABILITIES                                                   333,727              295,323
                                                                       ----------           ----------

STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred Stock:
    Authorized: 10,000,000 shares, $0.001 par value
    Issued and outstanding: 1 share (May 31, 2012  - 1 share)                  --                   --
  Common Stock:
    Authorized: 100,000,000 shares, $0.001 par value
    Issued and outstanding: 32,553,016 shares
    (May 31, 2012 - 32,553,016 shares)                                     32,553               32,553
  Additional paid-in capital                                            6,707,278            6,707,278
  Common stock subscribed (Note 11)                                         6,750                6,750
  Stock subscriptions receivable                                               --              (49,500)
  Accumulated other comprehensive loss                                    (72,351)             (16,917)
  Deficit accumulated during the development stage                     (6,763,841)          (6,751,536)
                                                                       ----------           ----------
      TOTAL STOCKHOLDERS' DEFICIT                                         (89,611)             (71,372)
                                                                       ----------           ----------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                244,116              223,951
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

                                                          Accumulated from         For the              For the
                                                          February 25, 2005      Three Months         Three Months
                                                       (Date of Inception) to       Ended                Ended
                                                             August 31,           August 31,           August 31,
                                                                2012                 2012                 2011
                                                             ----------           ----------           ----------
                                                                 $                    $                    $
EXPENSES
  Consulting fees                                               450,934                   --               14,685
  Engineering and development                                   568,528               15,605               73,293
  Management fees (Note 7)                                      749,785               14,838               15,885
  Professional fees                                             533,635               21,859               17,937
  General and administrative                                  1,813,145               10,583                9,354
  Acquired development costs                                    242,501                   --                   --
                                                             ----------           ----------           ----------
Operating loss                                               (4,358,528)             (62,885)            (131,154)

OTHER INCOME (LOSS)
  Impairment loss                                            (2,551,440)                  --                   --
  Interest income                                                89,391                    9                   --
  Foreign exchange gain (loss)                                   68,723               50,571               (6,914)
  Settlement of debt                                            (11,987)                  --                3,429
                                                             ----------           ----------           ----------
Net loss                                                     (6,763,841)             (12,305)            (134,639)
Other Comprehensive Income (Loss)
Foreign currency translation adjustments                        (72,351)             (55,434)              10,273
                                                             ----------           ----------           ----------

Comprehensive loss                                           (6,836,192)             (67,739)            (124,366)
                                                             ==========           ==========           ==========

Net loss per common share - basic and diluted                                          (0.00)               (0.00)
                                                                                  ----------           ----------

Weighted average number of common stock outstanding                               32,553,000           30,182,000
                                                                                  ----------           ----------


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

                                                                                                            Deficit
                                                                                                          Accumulated
                                                      Additional    Common      Stock       Accumulated   During the
                Preferred         Common               Paid-in      Stock    Subscriptions    Other       Development
                  Stock   Amount  Shares     Amount    Capital    Subscribed  Receivable   Comprehensive     Stage      Total
                    #       $        #          $          $           $          $            Loss            $          $
                  ----    -----  ----------  --------  ---------    -------     ------     ----------     ----------   ---------
Balance -
 May 31, 2009
 carried forward   --      --   12,391,500    12,391  2,071,366      6,750         --             --     (1,103,854)    986,653
Common stock
 issued pursuant
 to business
 acquisition       --      --   17,340,516    17,341  2,583,736         --         --             --             --   2,601,077
Preferred stock
 issued pursuant
 to business
 acquisition        1      --           --        --         --         --         --             --             --          --
Stock-based
 compensation      --      --           --        --    589,514         --         --             --             --     589,514
Accumulated
 other
 comprehensive
 loss              --      --           --        --         --         --         --        (28,257)            --     (28,257)
Net loss
 for year          --      --           --        --         --         --         --             --     (1,549,409) (1,549,409)
                 ----   -----   ----------  --------  ---------    -------     ------     ----------     ----------  ----------
Balance -
 May 31, 2010       1      --   29,732,016    29,732  5,244,616      6,750         --        (28,257)    (2,653,263)  2,599,578
Stock-based
 compensation      --      --           --        --    585,180         --         --             --             --     585,180
Accumulated
 other
 comprehensive
 loss              --      --           --        --         --         --         --        (54,188)            --     (54,213)
Net loss for
 the year          --      --           --        --         --         --         --             --     (3,484,264)   (917,550)
                 ----   -----   ----------  --------  ---------    -------    -------     ----------     ----------  ----------
Balance -
 May 31, 2011       1      --   29,732,016    29,732  5,829,796      6,750         --        (82,445)    (6,137,527)   (353,694)
Stock-based
 compensation      --      --           --        --     64,403         --         --             --             --      64,403
Accumulated
 other
 comprehensive
 loss              --      --           --        --         --         --         --         65,528             --      65,528
Common stock
 issued on
 June 21, 2011
 for cash at
 $0.25 per share   --      --    1,970,000     1,970    490,530         --         --             --             --     492,500
Common stock
 issued on
 May 29, 2012
 for cash at
 $0.25 per share   --      --      818,000       818    203,682         --    (49,500)            --             --     155,000
Common stock
 issued on

 May 29, 2012
 for finders
 fees at $0.25
 per share         --      --       33,000        33        (33)        --         --             --             --          --
Disgorgement of
 swing trading
 profits           --      --           --        --    118,900         --         --             --             --     118,900
Net loss for
 the year          --      --           --        --         --         --         --             --       (614,009)   (614,009)
                 ----   -----   ----------  --------  ---------    -------    -------     ----------     ----------  ----------
Balance -
 May 31, 2012       1      --   32,553,016    32,553  6,707,278      6,750    (49,500)       (16,917)    (6,751,536)    (71,372)
                 ====   =====   ==========  ========  =========    =======   =======      ==========     ==========  ==========

              (The accompanying notes are an integral part of these
                       consolidated financial statements)

Sky Harvest Windpower Corp.
(A Development Stage Company)
Consolidated Statement of Stockholders' Equity (Deficit)
(Expressed in US Dollars, except number of shares)
(Unaudited)

                                                                                                            Deficit
                                                                                                          Accumulated
                                                      Additional    Common      Stock       Accumulated   During the
                Preferred         Common               Paid-in      Stock    Subscriptions    Other       Development
                  Stock   Amount  Shares     Amount    Capital    Subscribed  Receivable   Comprehensive     Stage       Total
                    #       $        #          $          $           $          $            Loss            $          $
                  ----    ------  ----------  --------  ---------    -------     ------     ----------     ----------  ---------
Balance -
May 31, 2012
carried forward     1      --   32,553,016    32,553   6,707,278     6,750    (49,500)       (16,917)    (6,751,536)    (71,372)

Accumulated
other
comprehensive
loss               --      --           --        --         --         --         --        (55,434)            --     (55,434)

Net loss
for the period     --      --           --        --         --         --         --             --        (12,305)    (12,305)
                 ----   -----   ----------  --------  ---------    -------    -------     ----------     ----------   ---------

Balance -
August 31, 2012     1      --   32,553,016    32,553  6,707,278      6,750   (49,500)        (72,351)    (6,763,841)   (139,111)
                 ====   =====   ==========  ========  =========    =======   =======      ==========     ==========   =========

               (The accompanying notes are an integral part of these
                       consolidated financial statements)

Sky Harvest Windpower Corp.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US Dollars)
(Unaudited)

                                                                        Accumulated from         For the              For the
                                                                        February 25, 2005      Three Months         Three Months
                                                                     (Date of Inception) to       Ended                Ended
                                                                           August 31,            August 31,          August 31,
                                                                              2012                 2012                 2011
                                                                           ----------           ----------           ----------
                                                                                $                    $                    $
OPERATING ACTIVITIES
  Net loss for the period                                                  (6,763,841)             (12,305)            (134,639)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
     Depreciation                                                              23,923                  215                  178
     Stock-based compensation                                               1,609,565                   --                 (502)
     Impairment loss                                                        2,551,440                   --                   --
     Loss (gain) on settlement of debt                                         11,987                   --               (3,334)
     Acquired development costs                                               242,501                   --                   --
  Changes in operating assets and liabilities:
     Prepaid expenses                                                          12,026                  774               49,068
     Accrued interest                                                             244                   --                1,050
     Accounts payable and accrued liabilities                                 159,378               17,724              (44,459)
     Account receivable                                                       (20,585)               9,329                5,688
     Note receivable                                                         (280,000)                  --                   --
     Due to related parties                                                    43,198               19,240              (69,916)
                                                                           ----------           ----------           ----------
           NET CASH FLOWS USED IN (PROVIDED BY) OPERATING ACTIVITIES       (2,410,164)              34,977             (196,866)
                                                                           ----------           ----------           ----------
INVESTING ACTIVITIES
  Purchase of equipment                                                       (25,164)              (1,660)                  --
  Purchase of short-term investments                                       (2,472,839)                  --                   --
  Redemption of short-term investments                                      2,493,484                   --                   --
  Cash acquired from acquisition                                               21,016                   --                   --
                                                                           ----------           ----------           ----------
           NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES           16,497               (1,660)                  --
                                                                           ----------           ----------           ----------
FINANCING ACTIVITIES
  Proceeds from common stock issuances                                      2,415,249               49,500              492,500
  Proceeds from (repayment of) related party loans                             62,854                   --             (142,940)
  Proceeds from (repayment of) note payable                                    50,000                   --              (10,324)
  Proceeds from swing sale disgorgement                                       118,900                   --               59,450
                                                                           ----------           ----------           ----------
           NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES                  2,647,003               49,500              398,686
                                                                           ----------           ----------           ----------
Effect of exchange rate changes on cash                                       (83,033)             (57,200)              10,716
                                                                           ----------           ----------           ----------
Increase in cash and cash equivalents                                         170,303               25,617              212,536
Cash and cash equivalents - beginning of period                                    --              144,686               23,465
                                                                           ----------           ----------           ----------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                     170,303              170,303              236,001
                                                                           ==========           ==========           ==========
Supplementary disclosures:
  Interest paid                                                                    --                   --                   --
  Income taxes paid                                                                --                   --                   --
                                                                           ----------           ----------           ----------
Significant non-cash investing and financing activities:
  Stock issuance for acquisition                                            2,601,077                   --                   --
  Increase intangible asset due to acquisition                              2,551,400                   --                   --
  Accounts payable increased due to acquisition                                30,986                   --                   --
  Stock issuance for finders fee                                                8,250                   --                   --
                                                                           ----------           ----------           ----------

              (The accompanying notes are an integral part of these
                       consolidated financial statements)

Sky Harvest Windpower Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
August 31, 2012
(Expressed in US Dollars)
(Unaudited)

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

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, the successful exploitation of economically recoverable electricity in its wind power projects, and the attainment of profitable operations. As at August 31, 2012, the Company has accumulated losses of $6,763,841 since inception. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Sky Harvest Windpower Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
August 31, 2012
(Expressed in US Dollars)
(Unaudited)

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

The Company believes the fair value of its financial instruments consisting of cash and cash equivalents, other receivables, accounts payable, amounts due to related parties and notes payable approximate their carrying values due to the relatively short maturity of these instruments.

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

Sky Harvest Windpower Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
August 31, 2012
(Expressed in US Dollars)
(Unaudited)

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

Sky Harvest Windpower Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
August 31, 2012
(Expressed in US Dollars)
(Unaudited)

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

Sky Harvest Windpower Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
August 31, 2012
(Expressed in US Dollars)
(Unaudited)

2. SIGNIFICANT ACCOUNTING POLICES (CONTINUED)

l. Comprehensive Income

ASC 220, COMPREHENSIVE INCOME, establishes standards for the reporting and display of comprehensive income and its components in the consolidated financial statements. As at August 31, 2012 and August 31, 2011, the Company`s only component of comprehensive income (loss) was foreign currency translation adjustments.

3. Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

4. Property and equipment

                                                   August 31, 2012  May 31, 2012
                                     Accumulated    Net Carrying    Net Carrying
                            Cost     Depreciation       Value          Value
                            ----     ------------       -----          -----
                             $             $              $              $
Computer equipment           7,812       (5,952)         1,860            310
Asset under construction    69,226           --         69,226         66,060
Wind tower equipment        22,116      (21,725)           391            456
                           -------      -------        -------        -------

                            99,154      (27,677)        71,477         66,826
                            ======      =======         ======         ======

5. Note Payable

During the year ended May 31, 2011, the Company received advances from third parties in the amount of $60,324. During the year ended May 31, 2012, the Company repaid $10,324. At August 31, 2012, advances of $50,000 remain outstanding. The amount is unsecured, non-interest bearing and due on demand.

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

As of August 31, 2012, the Company had issued 885,000 shares of common stock to holders of 885,000 shares of exchangeable preferred shares of its subsidiary Keewatin Wind Power Corp., pursuant to them exercising their exchange rights. As of August 31, 2012, there were 15,680,016 outstanding exchangeable shares (May 31, 2012 - 15,680,016 shares).

As the exchangeable shares have already been recognized in connection with the acquisition of Sky Harvest - Saskatchewan, the value ascribed to these shares on exchange is $Nil.

Sky Harvest Windpower Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
August 31, 2012
(Expressed in US Dollars)
(Unaudited)

7. Related Party Transactions

a) During the three months ended August 31, 2012, the Company incurred $14,838 (2011 - $15,885) to a company controlled by the President and principal shareholder of the Company for management services. As at August 31, 2012, the Company is indebted to that company and the Company's President for $39,302 (May 31, 2012 - $21,080), which is non-interest bearing, unsecured and due on demand.

b) On June 18, 2010, the Company entered into a loan agreement with a director for $27,000 which is payable within three months a written demand is received from the note holder. The amount is unsecured and bears interest at 15% per annum. As at August 31, 2012, accrued interest of $8,932 was recorded. During the year ended May 31, 2011, the Company received an advance of $72,030 (CDN$71,000) from the same director. During the year ended May 31, 2012, the Company repaid $40,580 (CDN$40,000). At August 31, 2012, $31,450 (CDN$31,000) is
unsecured, non-interest bearing and has no terms of repayment.

These related party transactions are recorded at the exchange amount, being the amount established and agreed to by the related parties.

8. Common Stock

During the three months ended August 31, 2012, the Company received stock subscriptions of $49,500 for 198,000 shares of common stock issued on May 29, 2012.

9. Stock Based Compensation

On September 11, 2009, the Company's board of directors adopted the 2009 Stock Option Plan ("2009 Plan") which provides for the granting of stock options to acquire up to 2,900,000 common shares of the Company to eligible employees, officers, directors and consultants of the Company. At August 31, 2012, the Company had 1,650,000 shares of common stock available to be issued under the Plan.

On March 10, 2011, the Company's board of directors adopted the 2011 Stock Option Plan ("2011 Plan") which provides for the granting of stock options to acquire up to 5,000,000 common shares of the Company to eligible employees, officers, directors and consultants of the Company. At August 31, 2012, the Company had 1,410,000 shares of common stock available to be issued under the Plan.

The following table summarizes the continuity of the Company's stock options:

                                                           Weighted
                                                            Average
                                               Weighted    Remaining
                                               Average    Contractual  Aggregate
                                 Number of     Exercise      Term      Intrinsic
                                  Options       Price       (years)      Value
                                  -------       -----       -------      -----
                                                  $                        $
Outstanding: May 31, 2011        3,183,334       0.23

Granted                            990,000       0.10
                                 ---------       ----

Outstanding: May 31, 2012
 August 31, 2012                 4,173,334       0.20        3.59          --
                                 ---------       ----        ----        ----

Exercisable: August 31, 2012     4,173,334       0.20        3.59          --
                                 ---------       ----        ----        ----

At August 31, 2012, there was $nil of unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the 2009 Plan and 2011 Plan.

Sky Harvest Windpower Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
August 31, 2012
(Expressed in US Dollars)
(Unaudited)

10. Joint Venture


On February 3, 2012, the Company and its joint venture partner incorporated a British Columbia corporation under the name Levant Energy Inc. ("Levant") for the purposes of developing underground natural gas storage plants in the Republic of Turkey. The Company will initially hold a 65% interest in Levant by investing $500,000. The investment is subject to certain conditions, including completion of further equity or debt funding in order to finance acquisition. The Company's joint venture partner will hold the remaining 35% interest in Levant. At August 31, 2012, the Company and its joint venture partner have not made any contribution to Levant and operations have not yet begun.

11. Commitments and Contingencies

a) On February 23, 2009, the Company entered into a consulting agreement with a consultant (the "Consultant"). Pursuant to the agreement, the Consultant provided investor relations services for the Company from February 24, 2009 to July 5, 2009. In consideration for the investor relations services, the Company agreed to pay the Consultant $5,000 per month and to issue 15,000 shares of the Company's common stock. At August 31, 2012, the fair value of the 15,000 shares issuable was $6,750 and is included in common stock subscribed.

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

12. Subsequent Events

In accordance with ASC 855, SUBSEQUENT EVENTS, the Company has evaluated subsequent events through the date of issuance of the audited consolidated financial statements. Subsequent to the fiscal period ended August 31, 2012, the Company did not have any material recognizable subsequent events.

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

RECENT CORPORATE DEVELOPMENTS

     1.   ADOPTION OF THE 2011 STOCK OPTION PLAN

          Effective March 10, 2011, our board of directors adopted the 2011 Stock Option Plan. The purpose of the 2011 Stock Option Plan is to enhance the long-term stockholder value of our company by offering opportunities to directors, officers, employees and eligible consultants of our company to acquire and maintain stock ownership in our company in order to give these persons the opportunity to participate in our company's growth and success, and to encourage them to remain in the service of our company. A total of 5,000,000 shares of common stock are available for issuance under the 2011 Stock Option Plan. As at August 31, 2012, we have granted stock options pursuant to the 2011 Stock Option Plan, and all prior stock option plans, on a total of 4,173,334 shares of our common stock.

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

                                        Three months ended August 31,
                                2012          2011          Increase/(Decrease)
                              --------      --------     ---------------------
                                 $             $             $             %
Revenue                              0             0            0          N/A
Expenses                        62,885       131,154      (68,269)       (32.1%)
Foreign exchange (gain) loss   (50,571)        6,914      (57,485)      (831.4%)
Settlement of Debt                   0        (3,429)       3,429          N/A
Interest income                     (9)            0           (9)         N/A
                              --------      --------     --------     --------
Net Loss                        12,305       134,639     (122,334)       (90.9%)
                              ========      ========     ========     ========


REVENUES

We recorded a net operating loss of $12,305 for the fiscal quarter ended August 31, 2012 and have an accumulated deficit of $6,763,841 since inception. We have had no operating revenue since our inception on February 25, 2005 through to the fiscal quarter ended August 31, 2012. We anticipate that we will not generate any revenue while we are a development stage company.

EXPENSES

Our expenses for the three months ended August 31, 2012 and 2011 are outlined below:

                                        Three months ended August 31,
                                2012          2011          Increase/(Decrease)
                              --------      --------     ---------------------
                                 $             $             $             %
Consulting fees                     0        14,685      (14,685)         (100%)
Engineering and development    15,605        73,293      (57,688)        (78.7%)
Management fees                14,838        15,885       (1,047)         (6.6%)
Professional fees              21,859        17,937        3,922          21.9%
General and administrative     10,583         9,354        1,229          13.1%
                              -------       -------      -------      --------
Net Operating Loss             62,885       131,154      (68,269)        (52.1%)
                              =======       =======      =======      ========

Consulting expenses decreased by $14,685 in the three month period ended August 31, 2012 compared to the three month period ended August 31, 2011. We did not pay any consulting fees during the most recent fiscal quarter.

Engineering and development expenses decreased by $57,688 in the three month period ended August 31, 2012 compared to the three month period ended August 31, 2012. This decrease is a result of a decline in development and maintenance work on our wind power projects.

Management fees decreased by $1,047 in the three month period ended August 31, 2012 compared to the three month period ended August 31, 2011. William Iny, our president and sole director, has provided us with management services for remuneration of $5,000 per month, which has been accrued.

Professional fees, consisting primarily of legal and accounting costs, increased by $3,922 in the three month period ended August 31, 2012 compared to the three month period ended August 31, 2011. This increase is due to slightly higher accounting and legal costs that we incurred in the current fiscal year.

General and administrative expenses increased by $1,229 in the three month period ended August 31, 2012 compared to the three month period ended August 31, 2011.

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

INTEREST INCOME

We did not generate any significant interest in the three month period ended August 31, 2012.

LIQUIDITY AND CAPITAL RESOURCES

Our financial condition as at August 31, 2012, and May 31, 2012, our fiscal year end, and the changes for on those dates are summarized as follows:

WORKING CAPITAL

                              August 31,     May 31,
                                2012          2011          Increase/(Decrease)
                              --------      --------     ---------------------
                                 $             $             $             %
Current Assets                 172,639       157,125       15,514         9.9%
Current Liabilities            333,727       295,323       38,404        13.0%
                              --------      --------     --------    --------
Working Capital               (161,088)     (138,198)     (22,890)        N/A
                              ========      ========     ========    ========


The decrease in our working capital position of $22,890 from May 31, 2012, the date of our most recently fiscal year end, to August 31, 2012 was primarily due to accounts payable and accrued liabilities that we incurred during the period.

CASH FLOWS

                                                                   Three months ended August 31,
                                                           2012        2011          Increase/(Decrease)
                                                         --------    --------     ---------------------
                                                            $           $             $             %
Cash Flows provided by (used in) Operating Activities      34,977    (196,866)     231,843          N/A
Cash Flows provided by (used in) Investing Activities      (1,660)         --       (1,660)         N/A
Cash Flows provided by Financing Activities                49,500     398,686     (349,186)       (87.6%)
Effect of exchange rate changes on cash                   (57,200)     10,716      (67,916)      (633.8%)
                                                         --------    --------     --------     --------
Net increase (decrease) in cash during period              25,617     212,536     (186,919)       (87.9%)
                                                         ========    ========     ========     ========

During the three months ended August 31, 2012, the $34,977 in cash flows were provided by operating activities, which primarily consisted of increase in accounts payable and due to related parties.

We used net cash in operating activities in the amount of $(34,977). This cash outflow primarily consisted of payments for general and administrative expenses, audit fees, and wind property lease payments.

The $398,686 in cash flows provided by financing activities during the three months ended August 31, 2011 primarily consisted of private placement proceeds and proceeds from a short-swing sale disgorgement from one of our directors.

DISCLOSURE OF OUTSTANDING SHARE DATA

WARRANTS

None

SHARE OPTIONS

We have granted stock options to directors, officers and key advisors to acquire up to 4,173,334 shares of common stock exercisable at various prices.

A summary of our stock option activity is as follows:

                                                                     Weighted
                                                                     Average
                                                   Number of         Exercise
                                                    Options           Price
                                                    -------           -----
                                                                        $
Balance as at May 31, 2011                         3,183,334           0.23
Granted                                              990,000           0.10
Outstanding: August 31, 2012 and May 31, 2012      4,173,334           0.20
                                                   ---------           ----
Exercisable: August 31, 2012                       4,173,334           0.20
                                                   =========           ====

FUTURE FINANCINGS

We recorded a net loss of $12,305 for the three month period ended August 31, 2012 and have an accumulated deficit of $6,763,841 since inception. As of August 31, 2012 we had cash and cash equivalents totaling $170,303 (May 31, 2012 - $144,686).

As of the date of this report, management anticipates that we will require at least $750,000 to fund our corporate operations and proposed natural gas storage project costs for the next 12 months. As well, we will require approximately an additional $350,000 to cover our current outstanding liabilities. Accordingly, we do not have sufficient funds to meet our planned expenditures over the next 12 months. In addition, we will require further financing in order to fund our anticipated expenses for the construction of the proposed wind turbine project.

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

TRADING ON THE OTC MARKETS MAY BE VOLATILE AND SPORADIC, WHICH COULD DEPRESS THE MARKET PRICE OF OUR COMMON STOCK AND MAKE IT DIFFICULT FOR OUR STOCKHOLDERS TO RESELL THEIR SHARES.

Our common stock is quoted on OTC Markets. Trading in stock quoted on the OTC Markets is often thin and characterized by wide fluctuations in trading prices due to many factors that may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, the OTC Markets is not a stock exchange, and trading of securities on the OTC Markets is often more sporadic than the trading of securities listed on a quotation system like NASDAQ or a stock exchange like the American Stock Exchange. Accordingly, our shareholders may have difficulty reselling any of their shares.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures at August 31, 2012, which is the end of the period covered by this report. This evaluation was carried out by our principal executive officer and principal financial officer. Based on this evaluation, our principal executive officer and principal financial officer has concluded that the design and operation of our disclosure controls and procedures were effective as at the end of the period covered by this report.

Based on his evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal controls over financial reporting were not effective as of August 31, 2012 and were subject to material weakness.

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

During the three months ended August 31, 2012, our internal control over financial reporting was not subject to any changes.

                           PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not a party to any material legal proceedings that have been commenced or are pending.

ITEM 1A. RISK FACTORS

Not applicable

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

None

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

SKYHARVEST WINDPOWER CORP.


/s/ William Iny
-------------------------------------------
William Iny
Chief Executive Officer and Chief Financial
Officer, Principal Executive Officer,
Principal Accounting Officer and Principal
Financial Officer
Date: October 22, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


/s/ William Iny
-------------------------------------------
William Iny
Chief Executive Officer, Chief Financial
Officer, President, Treasurer, Secretary,
and Director, Principal Executive Officer,
Principal Accounting Officer and Principal
Financial Officer
Date: October 22, 2012