Form 10-Q
period 2012-11-30
Sky Harvest Windpower Corp.
filed 2013-01-14
CIK 1332445

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended November 30, 2012
                                       or

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

1200 West 73rd Avenue, 11th Floor, Vancouver, BC, Canada           V6P 6G5
      (Address of principal executive offices)                   (Zip Code)

                                 (604) 267-3041
               Registrant's telephone number, including area code

                  890 West Pender Street, Suite 710, Vancouver,
                               BC, Canada V6C 1J9
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

32,533,016 shares of common stock are issued and outstanding as of January 14, 2013 (including 15,680,016 shares of common stock reserved for issuance in exchange for certain outstanding exchangeable securities of the registrant).

                                      INDEX

                                                                            Page
                                                                            ----
PART I FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)                                     3

         CONSOLIDATED BALANCE SHEETS as of November 30, 2012 and              3
         May 31, 2012

         CONSOLIDATED STATEMENTS OF OPERATIONS for the Three Months and
         Six Months Ended November 30, 2012 and 2011, and for the period
         since inception                                                      4

         CONSOLIDATED STATEMENTS OF CASH FLOWS for the Six Months Ended
         November 30, 2012 and 2011, and for the period since inception       5

         NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS     6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                               10

Item 3   Quantitative and Qualitative Disclosures About Market Risk          18

Item 4.  Controls and Procedures                                             18

PART II OTHER INFORMATION

Item 1.  Legal Proceedings                                                   19

Item 1A. Risk Factors                                                        19

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds         19

Item 3.  Defaults Upon Senior Securities                                     19

Item 4.  Mine Safety Disclosures                                             19

Item 5.  Other Information                                                   19

Item 6.  Exhibits                                                            20

SIGNATURES                                                                   22

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Sky Harvest Windpower Corp.
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in US Dollars)
(Unaudited)

                                                                       November 30,           May 31,
                                                                          2012                 2012
                                                                       ----------           ----------
                                                                           $                    $
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                               151,118              144,686
  Other receivables                                                         2,178               11,557
  Prepaid expenses                                                          7,509                  882
                                                                       ----------           ----------
TOTAL CURRENT ASSETS                                                      160,805              157,125
                                                                       ----------           ----------
Property and equipment, net (Note 4)                                       70,610               66,826
                                                                       ----------           ----------

TOTAL ASSETS                                                              231,415              223,951
                                                                       ==========           ==========

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES
  Accounts payable                                                        191,125              159,070
  Accrued liabilities                                                         310                  250
  Due to related parties (Note 7)                                         128,264               86,003
  Note payable (Note 5)                                                    50,000               50,000
                                                                       ----------           ----------
TOTAL LIABILITIES                                                         369,699              295,323
                                                                       ----------           ----------
STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred Stock:
    Authorized: 10,000,000 shares, $0.001 par value
    Issued and outstanding: 1 share (May 31, 2012  - 1 share)                  --                   --
  Common Stock:
    Authorized: 100,000,000 shares, $0.001 par value
    Issued and outstanding: 32,553,016 shares
     (May 31, 2012 - 32,553,016 shares)                                    32,553               32,553
  Additional paid-in capital                                            6,707,278            6,707,278
  Common stock subscribed (Note 11)                                         6,750                6,750
  Stock subscriptions receivable                                               --              (49,500)
  Accumulated other comprehensive loss                                    (62,449)             (16,917)
  Deficit accumulated during the development stage                     (6,822,416)          (6,751,536)
                                                                       ----------           ----------
TOTAL STOCKHOLDERS' DEFICIT                                              (138,284)             (71,372)
                                                                       ----------           ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                      231,415              223,951
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

                                           Accumulated from
                                          February 25, 2005    For the          For the          For the          For the
                                              (Date of       Three months     Three months      Six months       Six months
                                            Inception) to       Ended            Ended            Ended            Ended
                                             November 30,    November 30,     November 30,     November 30,     November 30,
                                                2012             2012             2011             2012             2011
                                            ------------     ------------     ------------     ------------     ------------
                                                 $                $                $                $                 $
EXPENSES
  Consulting fees                                450,934               --              502               --           15,187
  Engineering and development                    585,614           17,086           50,675           32,691          123,968
  Management fees (Note 7)                       764,969           15,184           88,632           30,022          104,517
  Professional fees                              541,719            8,084           17,797           29,943           35,734
  General and administrative                   1,822,733            9,588            7,313           20,171           16,667
  Acquired development costs                     242,501               --               --               --               --
                                            ------------     ------------     ------------     ------------     ------------
Operating loss                                (4,408,470)         (49,942)        (164,919)        (112,827)        (296,073)

OTHER INCOME (LOSS)
  Impairment loss                             (2,551,440)              --               --               --               --
  Interest income                                 89,391               --               --                9               --
  Foreign exchange gain (loss)                    60,090           (8,633)         (41,808)          41,938          (48,722)
  Settlement of debt                             (11,987)              --               --               --            3,429
                                            ------------     ------------     ------------     ------------     ------------
NET LOSS                                      (6,822,416)         (58,575)        (206,727)         (70,880)        (341,366)
                                            ------------     ------------     ------------     ------------     ------------
OTHER COMPREHENSIVE INCOME (LOSS)
  Foreign currency translation adjustments       (62,449)           9,902           39,103          (45,532)          49,376
                                            ------------     ------------     ------------     ------------     ------------

COMPREHENSIVE LOSS                            (6,884,865)         (48,673)        (167,624)        (116,412)        (291,990)
                                            ============     ============     ============     ============     ============
NET LOSS PER COMMON SHARE
 - BASIC AND DILUTED                                                (0.00)           (0.01)           (0.00)           (0.01)
                                                             ============     ============     ============     ============
WEIGHTED AVERAGE NUMBER OF COMMON
 STOCK OUTSTANDING                                             32,553,000       31,702,000       32,553,000       29,958,000
                                                             ============     ============     ============     ============

              (The accompanying notes are an integral part of these
                       consolidated financial statements)

Sky Harvest Windpower Corp.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US Dollars)
(Unaudited)

                                                                     Accumulated from
                                                                     February 25, 2005       For the           For the
                                                                         (Date of           Six months        Six months
                                                                       Inception) to          Ended             Ended
                                                                        November 30,        November 30,      November 30,
                                                                            2012               2012              2011
                                                                         ----------         ----------        ----------
                                                                             $                  $                 $
OPERATING ACTIVITIES
  Net loss for the period                                                (6,822,416)           (70,880)         (341,366)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
     Depreciation                                                            24,224                516               350
     Stock-based compensation                                             1,609,565                 --            (4,897)
     Impairment loss                                                      2,551,440                 --                --
     Loss (gain) on settlement of debt                                       11,987                 --            (3,429)
     Acquired development costs                                             242,501                 --                --
  Changes in operating assets and liabilities:
     Prepaid expenses                                                         4,625             (6,627)           47,858
     Accrued interest                                                           244                 --                --
     Accounts payable and accrued liabilities                               173,769             32,115            (9,075)
     Account receivable                                                     (20,535)             9,379             3,404
     Note receivable                                                       (280,000)                --                --
     Due to related parties                                                  65,030             41,072           (51,081)
                                                                         ----------         ----------        ----------
           NET CASH FLOWS (USED IN) PROVIDED BY OPERATING ACTIVITIES     (2,439,566)             5,575          (358,236)
                                                                         ----------         ----------        ----------
INVESTING ACTIVITIES
  Purchase of equipment                                                     (25,164)            (1,660)               --
  Purchase of short-term investments                                     (2,472,839)                --                --
  Redemption of short-term investments                                    2,493,484                 --                --
  Cash acquired from acquisition                                             21,016                 --                --
                                                                         ----------         ----------        ----------
           NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES         16,497             (1,660)               --
                                                                         ----------         ----------        ----------
FINANCING ACTIVITIES
  Proceeds from common stock issuances                                    2,415,249             49,500           492,500
  Proceeds from (repayment of) related party loans                           62,854                 --          (144,536)
  Proceeds from (repayment of) note payable                                  50,000                 --           (10,324)
  Proceeds from swing sale disgorgement                                     118,900                 --            59,450
                                                                         ----------         ----------        ----------
           NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES                2,647,003             49,500           397,090
                                                                         ----------         ----------        ----------
Effect of exchange rate changes on cash                                     (72,816)           (46,983)           51,356
                                                                         ----------         ----------        ----------
Increase in cash and cash equivalents                                       151,118              6,432            90,210
Cash and cash equivalents - beginning of period                                  --            144,686            23,465
                                                                         ----------         ----------        ----------
CASH AND CASH EQUIVALENTS - END OF PERIOD                                   151,118            151,118           113,675
                                                                         ==========         ==========        ==========
SUPPLEMENTARY DISCLOSURES:
  Interest paid                                                                  --                 --                --
                                                                         ==========         ==========        ==========
  Income taxes paid                                                              --                 --                --
                                                                         ==========         ==========        ==========
SIGNIFICANT NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Stock issuance for acquisition                                          2,601,077                 --                --
                                                                         ==========         ==========        ==========
  Increase intangible asset due to acquisition                            2,551,400                 --                --
                                                                         ==========         ==========        ==========
  Accounts payable increased due to acquisition                              30,986                 --                --
                                                                         ==========         ==========        ==========
  Stock issuance for finders fee                                              8,250                 --                --
                                                                         ==========         ==========        ==========

              (The accompanying notes are an integral part of these
                       consolidated financial statements)

Sky Harvest Windpower Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
November 30, 2012
(Expressed in US Dollars)
(Unaudited)


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

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, the successful exploitation of economically recoverable electricity in its wind power projects, and the attainment of profitable operations. As at November 30, 2012, the Company has accumulated losses of $6,822,416 since inception. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

b. Interim Financial Statements

The interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Securities and Exchange Commission ("SEC") Form 10-Q. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended May 31, 2012, included in the Company's Annual Report on Form 10-K filed on August 22, 2012 with the SEC.

Sky Harvest Windpower Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
November 30, 2012
(Expressed in US Dollars)
(Unaudited)


The consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the option of management, are necessary to present fairly the Company's financial position at November 30, 2012, and the results of its operations and cash flows for the three months and six months ended November 30, 2012. The results of operations for the three months and six months ended November 30, 2012, are not necessarily indicative of the results to be expected for future quarters or the full year.
3. RECENT ACCOUNTING PRONOUNCEMENTS

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

4. PROPERTY AND EQUIPMENT

                                                      November 30,     May 31,
                                                         2012           2012
                                      Accumulated    Net Carrying   Net Carrying
                            Cost      Depreciation      Value          Value
                           -------      -------        -------        -------
                              $            $              $              $
Computer equipment           7,750       (6,139)         1,611            310
Asset under construction    68,673           --         68,673         66,060
Wind tower equipment        22,116      (21,790)           326            456
                           -------      -------        -------        -------

                            98,539      (27,929)        70,610         66,826
                           =======      =======        =======        =======

5. NOTE PAYABLE

During the year ended May 31, 2011, the Company received advances from third parties in the amount of $60,324. During the year ended May 31, 2012, the Company repaid $10,324. At November 30, 2012, advances of $50,000 remain outstanding. The amount is unsecured, non-interest bearing and due on demand.

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

As of November 30, 2012, the Company had issued 885,000 shares of common stock to holders of 885,000 shares of exchangeable preferred shares of its subsidiary Keewatin Wind Power Corp., pursuant to them exercising their exchange rights. As of November 30, 2012, there were 15,680,016 outstanding exchangeable shares (May 31, 2012 - 15,680,016 shares).

As the exchangeable shares have already been recognized in connection with the acquisition of Sky Harvest - Saskatchewan, the value ascribed to these shares on exchange is $Nil.

Sky Harvest Windpower Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
November 30, 2012
(Expressed in US Dollars)
(Unaudited)


7. RELATED PARTY TRANSACTIONS

a) During the six months ended November 30, 2012, the Company incurred $30,023 (2011 - $30,657) to a company controlled by the President and principal shareholder of the Company for management services. As at November 30, 2012, the Company is indebted to that company and the Company's President for $60,124 (May 31, 2012 - $21,080), which is non-interest bearing, unsecured and due on demand.

b) On June 18, 2010, the Company entered into a loan agreement with a director for $27,000 which is payable within three months a written demand is received from the note holder. The amount is unsecured and bears interest at 15% per annum. As at November 30, 2012, accrued interest of $9,942 was recorded. During the year ended May 31, 2011, the Company received an advance of $71,454 (CDN$71,000) from the same director. During the year ended May 31, 2012, the Company repaid $40,256 (CDN$40,000). At November 30, 2012, $31,198 (CDN$31,000)
is unsecured, non-interest bearing and has no terms of repayment.

These related party transactions are recorded at the exchange amount, being the amount established and agreed to by the related parties.

8. COMMON STOCK

During the six months ended November 30, 2012, the Company received stock subscriptions of $49,500 for 198,000 shares of common stock issued on May 29, 2012.

9. STOCK BASED COMPENSATION

On September 11, 2009, the Company's board of directors adopted the 2009 Stock Option Plan ("2009 Plan") which provides for the granting of stock options to acquire up to 2,900,000 common shares of the Company to eligible employees, officers, directors and consultants of the Company. At November 30, 2012, the Company had 1,650,000 shares of common stock available to be issued under the Plan.

On March 10, 2011, the Company's board of directors adopted the 2011 Stock Option Plan ("2011 Plan") which provides for the granting of stock options to acquire up to 5,000,000 common shares of the Company to eligible employees, officers, directors and consultants of the Company. At November 30, 2012, the Company had 1,410,000 shares of common stock available to be issued under the Plan.

The following table summarizes the continuity of the Company's stock options:

                                                                    Weighted  Weighted-Average  Aggregate
                                                                    Average     Contractual     Remaining
                                                     Number of      Exercise       Term         Intrinsic
                                                      Options        Price        (years)         Value
                                                      -------        -----        -------         -----
                                                                       $                            $
Outstanding: May 31, 2011                            3,183,334        0.23

Granted                                                990,000        0.10
                                                     ---------        ----

Outstanding: May 31, 2012 and November 30, 2012      4,173,334        0.20          3.34            --
                                                     =========        ====          ====          ====

Exercisable: November 30, 2012                       4,173,334        0.20          3.34            --
                                                     =========        ====          ====          ====

Sky Harvest Windpower Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
November 30, 2012
(Expressed in US Dollars)
(Unaudited)


At November 30, 2012, there was $nil of unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the 2009 Plan and 2011 Plan.

10. JOINT VENTURE

On February 3, 2012, the Company and its joint venture partner incorporated a British Columbia corporation under the name Levant Energy Inc. ("Levant") for the purposes of developing underground natural gas storage plants in the Republic of Turkey. The Company will initially hold a 65% interest in Levant by investing $500,000. The investment is subject to certain conditions, including completion of further equity or debt funding in order to finance acquisition. The Company's joint venture partner will hold the remaining 35% interest in Levant. At November 30, 2012, the Company and its joint venture partner have not made any contribution to Levant and operations have not yet begun.

11. COMMITMENTS AND CONTINGENCIES

a) On February 23, 2009, the Company entered into a consulting agreement with a consultant (the "Consultant"). Pursuant to the agreement, the Consultant provided investor relations services for the Company from February 24, 2009 to July 5, 2009. In consideration for the investor relations services, the Company agreed to pay the Consultant $5,000 per month and to issue 15,000 shares of the Company's common stock. At November 30, 2012, the fair value of the 15,000 shares issuable was $6,750 and is included in common stock subscribed.

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

12. SUBSEQUENT EVENTS

In accordance with ASC 855, SUBSEQUENT EVENTS, the Company has evaluated subsequent events through the date of issuance of the unaudited interim consolidated financial statements. Subsequent to the fiscal period ended November 30, 2012, the Company did not have any material recognizable subsequent events.

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

RESULTS OF OPERATIONS

The following summary of our results of operations should be read in conjunction with our unaudited interim consolidated financial statements for the fiscal quarter ended November 30, 2012, which are included herein.

                                                      Three months ended November 30,
                                        2012              2011               Increase/(Decrease)
                                      --------          --------             -------------------
                                         $                  $                 $             %
Revenue                                      0                 0                 0           N/A
Expenses                                49,942           164,919          (114,977)        (69.7%)
Foreign exchange (gain) loss             8,633            41,808           (33,175)        (79.4%)
Interest income                              0                 0                 0           N/A
                                      --------          --------          --------      --------
Net Loss                                58,575           206,727          (148,152)        (71.7%)
                                      --------          --------          --------      --------

                                                      Six months ended November 30,
                                        2012              2011               Increase/(Decrease)
                                      --------          --------             -------------------
                                         $                  $                  $             %
Revenue                                      0                  0                  0         N/A
Expenses                               112,827           296,073            183,246         61.9%
Foreign exchange (gain) loss           (41,938)           48,722            (90,660)         N/A
Interest income                             (9)                0                 (9)         N/A
Settlement of debt                           0            (3,429)             3,429          100%
                                      --------          --------           --------     --------
Net Loss                                70,880           341,366           (270,486)       (79.2%)
                                      --------          --------           --------     --------

REVENUES

We recorded a net operating loss of $58,575 for the fiscal quarter ended November 30, 2012 and have an accumulated deficit of $6,822,416 since inception. We have had no operating revenue since our inception on February 25, 2005 through to the fiscal quarter ended November 30, 2012. We anticipate that we will not generate any revenue while we are a development stage company.

EXPENSES

Our expenses for the three and six months ended November 30, 2012 and 2011 are outlined below:

                                                      Three months ended November 30,
                                        2012              2011               Increase/(Decrease)
                                      --------          --------             -------------------
                                         $                  $                   $          %
Consulting fees                             0                502               (502)      (100.0%)
Engineering and development            17,086             50,675            (33,589)       (66.3%)
Management fees                        15,184             88,632            (73,448)       (82.9%)
Professional fees                       8,084             17,797             (9,713)       (54.6%)
General and administrative              9,588              7,313              2,275         31.1%
                                     --------           --------           --------     --------
Net Operating Loss                     49,942            164,919           (114,977)       (69.7%)
                                     --------           --------           --------     --------

                                                      Six months ended November 30,
                                        2012              2011               Increase/(Decrease)
                                      --------          --------             -------------------
                                         $                  $                  $             %
Consulting fees                             0             15,187            (15,187)      (100.0%)
Engineering and development            32,691            123,968            (91,277)       (73.6%)
Management fees                        30,022            104,517            (74,495)       (71.3%)
Professional fees                      29,943             35,734             (5,791)       (16.2%)
General and administrative             20,171             16,667              3,504         21.0%
                                     --------           --------           --------     --------
Net Operating Loss                    112,827            296,073           (183,246)       (61.9%)
                                     --------           --------           --------     --------

Consulting expenses decreased by $502 in the three month period ended November 30, 2012 compared to the three month period ended November 30, 2011, and by $15,187 in the six month period ended November 30, 2012 compared to the six month period ended November 30, 2011. We have not paid any consulting fees during the current fiscal year.

Engineering and development expenses decreased by $33,589 in the three month period ended November 30, 2012 compared to the three month period ended November 30, 2011, and by $91,277 in the six month period ended November 30, 2012 compared to the six month period ended November 30, 2011. This decrease is a result of a decline in development and maintenance work on our wind power projects.

Management fees decreased by $73,448 in the three month period ended November 30, 2012 compared to the three month period ended November 30, 2011, and by $74,495 in the six month period ended November 30, 2012 compared to the six month period ended November 30, 2011. This decrease relates to a decrease in fees paid to William Iny, our president and one of our directors, for management services.

Professional fees, consisting primarily of legal and accounting costs, decreased by $9,713 in the three month period ended November 30, 2012 compared to the three month period ended November 30, 2011, and decreased by $5,791 in the six month period ended November 30, 2012 compared to the six month period ended November 30, 2011. This decrease was due to lower accounting and legal costs that we incurred in the quarter.

General and administrative expenses increased by $2,275 in the three month period ended November 30, 2012 compared to the three month period ended November 30, 2011, and by $3,504 in the six month period ended November 30, 2012 compared to the six month period ended November 30, 2011.

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

INTEREST INCOME

We generated nominal interest of $9 in the six month period ended November 30, 2012. The Company has redeemed funds previously held in term deposits in order to fund development of its wind power projects and continued corporate operations.

LIQUIDITY AND CAPITAL RESOURCES

Our financial condition as at November 30, 2012, and May 31, 2012, our fiscal year end, and the changes for on those dates are summarized as follows:

WORKING CAPITAL

                           November 30,      May 31,
                               2012           2012          Increase/(Decrease)
                             --------       --------        -------------------
                                $               $            $             %
Current Assets                160,805        157,125        3,680         2.3%
Current Liabilities           369,699        295,323       74,376        25.2%
                             --------       --------     --------      --------
Working Capital              (208,894)      (138,198)     (70,696)      (51.2%)
                             --------       --------     --------      --------

The $70,696 decrease in our working capital position from May 31, 2012, the date of our most recently fiscal year end, to November 30, 2012 was primarily due to operating expenses that we have incurred since the beginning of the current fiscal year. Subsequent to May 31, 2012, we received $49,500 in proceeds relating to a private placement that we announced in the prior fiscal year.

CASH FLOWS

                                                                          Six months ended November 30,
                                                            2012              2011               Increase/(Decrease)
                                                          --------          --------             -------------------
                                                             $                  $                  $             %
Cash Flows from (used in) Operating Activities               5,575          (358,236)            363,811        N/A
Cash Flows provided by (used in) Investing Activities       (1,660)                0              (1,660)      (100%)
Cash Flows provided by Financing Activities                 49,500           397,090            (347,590)       (87.5%)
Effect of exchange rate changes on cash                    (46,983)           51,356             (98,339)       N/A
                                                          --------          --------            --------      -------
Net increase (decrease) in cash during period                6,432            90,210             (83,778)       (92.9%)
                                                          --------          --------            --------      -------

During the six months ended November 30, 2012, we received net cash flows from operating activities in the amount of $5,575.

The $49,500 in cash flows provided by financing activities during the six months ended November 30, 2012 consisted of private placement proceeds.

DISCLOSURE OF OUTSTANDING SHARE DATA

WARRANTS

None

SHARE OPTIONS

From time to time, we have granted stock options to directors, officers and key advisors to acquire shares of our common stock.

A summary of our stock option activity is as follows:

                                                                     Weighted
                                                                     Average
                                                   Number of         Exercise
                                                    Options           Price
                                                    -------           -----
                                                                        $
Balance as at May 31, 2011                         3,183,334           0.23
Granted                                              990,000           0.10
                                                   ---------          -----
Outstanding: May 31, 2012 and
 November 30, 2012                                 4,173,334           0.20
                                                   ---------          -----
Exercisable: November 30, 2012                     4,173,334           0.20
                                                   =========          =====

FUTURE FINANCINGS

We recorded a comprehensive loss of $48,673 for the three month period ended November 30, 2012 and have an accumulated deficit of $6,822,416 since inception. As of November 30, 2012 we had cash and cash equivalents totaling $151,118 (May 31, 2012 - $144,686).

As of the date of this report, management anticipates that we will require at least $750,000 to fund our corporate operations and wind power property development program for the next 12 months. As well, we will require approximately an additional $370,000 to cover our current outstanding liabilities. Accordingly, we do not have sufficient funds to meet our planned expenditures over the next 12 months. In addition, we will require further financing in order to fund our anticipated expenses for the construction of the proposed wind turbine project.

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

RISKS RELATED TO OUR BUSINESS

IF WE DO NOT OBTAIN ADDITIONAL FINANCING OUR BUSINESS WILL FAIL.

Over the next 12 months, we expect to spend approximately $250,000 on administrative costs, including management fees payable to our President, professional fees and general business expenses, including costs related to complying with our filing obligations as a reporting company. As our operations become more complex, it is anticipated that these costs will increase. We also expect to incur a further $65,000 in pre-development costs related to our wind power projects.

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

Our common stock is quoted on the OTC Markets. Trading in stock quoted on the OTC Markets is often thin and characterized by wide fluctuations in trading prices due to many factors that may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, the OTC Markets is not a stock exchange, and trading of securities on the OTC Markets is often more sporadic than the trading of securities listed on a quotation system like NASDAQ or a stock exchange like the American Stock Exchange. Accordingly, our shareholders may have difficulty reselling any of their shares.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable

ITEM 4. CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Exchange Act, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures at November 30, 2012, which is the end of the period covered by this report. This evaluation was carried out by our principal executive officer and principal financial officer. Based on this evaluation, our principal executive officer and principal financial officer has concluded that the design and operation of our disclosure controls and procedures were effective as at the end of the period covered by this report.

Based on his evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal controls over financial reporting were not effective as of November 30, 2012 and were subject to material weakness.

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

During the three months ended November 30, 2012, our internal control over financial reporting was not subject to any changes.

                           PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The Company is not a party to any material legal proceedings that have been commenced or are pending.

ITEM 1A. RISK FACTORS.

Not applicable

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. Mine Safety Disclosures

Not applicable

ITEM 5. OTHER INFORMATION.

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

Letter of Intent between Keewatin Windpower Corp. and       10.5         10-QSB        January 14, 2008
Sky Harvest Windpower Corp. dated March 27, 2007

Loan Agreement  between Sky Harvest  Windpower  Corp.       10.6         10-QSB        January 14, 2009
and Keewatin  Windpower  Corp.  dated  September  23,
2008

Promissory Note of Sky Harvest  Windpower Corp. dated       10.7         10-QSB        January 14, 2009
September 23, 2008

Financial  Communications  and  Strategic  Consulting       10.8            8-K        March 3, 2009
Agreement with Aspire Clean Tech Communications, Inc.
dated February 23, 2009

Promissory Note of Sky Harvest  Windpower Corp. dated       10.9           10-Q        November 30, 2009
September 23, 2008

Loan Agreement  between Sky Harvest  Windpower  Corp.       10.10          10-Q        November 30, 2009
and Keewatin  Windpower Corp.  dated January 28, 2009

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

SKYHARVEST WINDPOWER CORP.


/s/ William Iny
-------------------------------------------
William Iny
Chief Executive Officer and Chief Financial
Officer, Principal Executive Officer,
Principal Accounting Officer and Principal
Financial Officer
Date: January 14, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


/s/ William Iny
-------------------------------------------
William Iny
Chief Executive Officer, Chief Financial
Officer, President, Treasurer, Secretary,
and Director, Principal Executive Officer,
Principal Accounting Officer and Principal
Financial Officer
Date: January 14, 2013