Form 10-Q
period 2013-02-28
Sky Harvest Windpower Corp.
filed 2013-04-15
CIK 1332445

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended February 28, 2013
                                       or

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

32,533,016 shares of common stock are issued and outstanding as of April 10, 2013 (including 15,680,016 shares of common stock reserved for issuance in exchange for certain outstanding exchangeable securities of the registrant).

                                      INDEX

                                                                            Page
                                                                            ----
PART I FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)                                      3

         CONSOLIDATED BALANCE SHEETS as of February 28, 2013 and
         May 31, 2012                                                          3

         CONSOLIDATED STATEMENTS OF OPERATIONS for the Three and Nine
         Months ended February 28, 2013 and February 29, 2012, and for
         the period since inception                                            4

         CONSOLIDATED STATEMENTS OF CASH FLOWS for the Nine Months Ended February 28, 2013 and February 29, 2012, and for the period
         since inception                                                       5

         NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS      6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                10

Item 3   Quantitative and Qualitative Disclosures About Market Risk           18

Item 4.  Controls and Procedures                                              18

PART II OTHER INFORMATION

Item 1.  Legal Proceedings                                                    18

Item 1A. Risk Factors                                                         18

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds          18

Item 3.  Defaults Upon Senior Securities                                      18

Item 4.  Mine Safety Disclosures                                              18

Item 5.  Other Information                                                    18

Item 6.  Exhibits                                                             19

SIGNATURES                                                                    21

Sky Harvest Windpower Corp.
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in US Dollars)
(Unaudited)

                                                                      February 28,            May 31,
                                                                          2013                 2012
                                                                       ----------           ----------
                                                                           $                    $
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                               126,928              144,686
  Other receivables                                                         3,916               11,557
  Prepaid expenses                                                          3,559                  882
                                                                       ----------           ----------
TOTAL CURRENT ASSETS                                                      134,403              157,125

Property and equipment, net (Note 4)                                       67,756               66,826
                                                                       ----------           ----------

TOTAL ASSETS                                                              202,159              223,951
                                                                       ==========           ==========

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES
  Accounts payable                                                        191,047              159,070
  Accrued liabilities                                                         280                  250
  Due to related parties (Note 7)                                         138,604               86,003
  Note payable (Note 5)                                                    50,000               50,000
                                                                       ----------           ----------
TOTAL LIABILITIES                                                         379,931              295,323
                                                                       ----------           ----------
STOCKHOLDERS' DEFICIT
  Preferred Stock:
    Authorized: 10,000,000 shares, $0.001 par value
    Issued and outstanding: 1 share (May 31, 2012  - 1 share)                  --                   --
  Common Stock:
    Authorized: 100,000,000 shares, $0.001 par value
    Issued and outstanding: 32,553,016 shares
     (May 31, 2012 - 32,553,016 shares)                                    32,553               32,553
  Additional paid-in capital                                            6,707,278            6,707,278
  Common stock subscribed (Note 11)                                         6,750                6,750
  Stock subscriptions receivable                                               --              (49,500)
  Accumulated other comprehensive loss                                    (14,293)             (16,917)
  Deficit accumulated during the development stage                     (6,910,060)          (6,751,536)
                                                                       ----------           ----------
TOTAL STOCKHOLDERS' DEFICIT                                              (177,772)             (71,372)
                                                                       ----------           ----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                               202,159              223,951
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

                                    Accumulated from
                                    February 25, 2005    For the         For the          For the         For the
                                   (Date of Inception) Three months    Three months      Nine months     Nine months
                                            to            Ended           Ended            Ended           Ended
                                       February 28,    February 28,    February 29,     February 28,    February 29,
                                           2013            2013            2012             2013            2012
                                        ----------      ----------      ----------       ----------      ----------
                                            $               $               $                $               $
EXPENSES
  Consulting fees                          450,934              --              --               --          15,187
  Engineering and development              604,645          19,031          (2,008)          51,722         121,960
  Management fees (Note 7)                 780,017          15,048          14,835           45,070         119,352
  Professional fees                        547,865           6,146          82,885           36,089         118,619
  General and administrative             1,829,617           6,884           9,986           27,055          26,653
  Acquired development costs               242,501              --              --               --              --
                                        ----------      ----------      ----------       ----------      ----------
Operating loss                          (4,455,579)        (47,109)       (105,698)        (159,936)       (401,771)

OTHER INCOME (LOSS)
  Impairment loss                       (2,551,440)             --              --               --              --
  Interest income                           89,391              --              --                9              --
  Foreign exchange gain (loss)              19,555         (40,535)         30,980            1,403         (17,742)
  Settlement of debt                       (11,987)             --              --               --           3,999
                                        ----------      ----------      ----------       ----------      ----------
NET LOSS                                (6,910,060)        (87,644)        (74,718)        (158,524)       (415,514)

OTHER COMPREHENSIVE INCOME (LOSS)
  Foreign currency translation
   adjustments                             (14,293)         48,156         (34,113)           2,624          15,263
                                        ----------      ----------      ----------       ----------      ----------

COMPREHENSIVE LOSS                      (6,924,353)        (39,488)       (108,831)        (155,900)       (400,251)
                                        ==========      ==========      ==========       ==========      ==========
NET LOSS PER COMMON SHARE
 - BASIC AND DILUTED                                         (0.00)          (0.00)           (0.00)          (0.01)
                                                        ==========      ==========       ==========      ==========
WEIGHTED AVERAGE NUMBER OF COMMON
 STOCK OUTSTANDING                                      32,553,000      31,702,000       32,553,000      29,883,000
                                                        ==========      ==========       ==========      ==========


              (The accompanying notes are an integral part of these
                       consolidated financial statements)

Sky Harvest Windpower Corp.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US Dollars)
(Unaudited)

                                                                Accumulated from           For the            For the
                                                                February 25, 2005        Nine months        Nine months
                                                             (Date of Inception) to         Ended              Ended
                                                                  February 28,           February 28,       February 29,
                                                                      2013                   2013               2012
                                                                   ----------             ----------         ----------
                                                                       $                      $                  $
OPERATING ACTIVITIES
  Net loss for the period                                          (6,910,060)              (158,524)          (415,514)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
     Depreciation                                                      24,516                    808                522
     Stock-based compensation                                       1,609,565                     --             (4,897)
     Impairment loss                                                2,551,440                     --                 --
     Loss (gain) on settlement of debt                                 11,987                     --             (3,999)
     Acquired development costs                                       242,501                     --                 --
  Changes in operating assets and liabilities:
     Prepaid expenses                                                   8,575                 (2,677)            50,020
     Accrued interest                                                     244                     --                 --
     Accounts payable and accrued liabilities                         173,661                 32,007            (10,053)
     Account receivable                                               (22,273)                 7,641              1,093
     Note receivable                                                 (280,000)                    --                 --
     Due to related parties                                            76,511                 52,553            (31,712)
                                                                   ----------             ----------         ----------
NET CASH FLOWS USED IN OPERATING ACTIVITIES                        (2,513,333)               (68,192)          (414,540)
                                                                   ----------             ----------         ----------
INVESTING ACTIVITIES
  Purchase of equipment                                               (25,164)                (1,660)                --
  Purchase of short-term investments                               (2,472,839)                    --                 --
  Redemption of short-term investments                              2,493,484                     --                 --
  Cash acquired from acquisition                                       21,016                     --                 --
                                                                   ----------             ----------         ----------
NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES              16,497                 (1,660)                --
                                                                   ----------             ----------         ----------
Financing activities
  Proceeds from common stock issuances                              2,415,249                 49,500            492,500
  Proceeds from common stock subscribed                                    --                     --             20,000
  Proceeds from (repayment of) related party loans                     62,854                     --           (144,536)
  Proceeds from (repayment of) note payable                            50,000                     --            (10,324)
  Proceeds from swing sale disgorgement                               118,900                     --            118,900
                                                                   ----------             ----------         ----------
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES                     2,647,003                 49,500            476,540
                                                                   ----------             ----------         ----------
Effect of exchange rate changes on cash                               (23,239)                 2,594             16,093
                                                                   ----------             ----------         ----------
Increase (Decrease) in cash and cash equivalents                      126,928                (17,758)            78,093
Cash and cash equivalents - beginning of period                            --                144,686             23,465
                                                                   ----------             ----------         ----------

CASH AND CASH EQUIVALENTS - END OF PERIOD                             126,928                126,928            101,558
                                                                   ==========             ==========         ==========
Supplementary disclosures:
  Interest paid                                                            --                     --                 --
  Income taxes paid                                                        --                     --                 --
                                                                   ----------             ----------         ----------
Significant non-cash investing and financing activities:
  Stock issuance for acquisition                                    2,601,077                     --                 --
  Increase intangible asset due to acquisition                      2,551,400                     --                 --
  Accounts payable increased due to acquisition                        30,986                     --                 --
  Stock issuance for finders fee                                        8,250                     --                 --
                                                                   ----------             ----------         ----------

              (The accompanying notes are an integral part of these
                       consolidated financial statements)

Sky Harvest Windpower Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
February 28, 2013
(Expressed in US Dollars)
(Unaudited)


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

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, the successful exploitation of economically recoverable electricity in its wind power projects, and the attainment of profitable operations. As at February 28, 2013, the Company has accumulated losses of $6,910,060 since inception. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Sky Harvest Windpower Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
February 28, 2013
(Expressed in US Dollars)
(Unaudited)


The consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the option of management, are necessary to present fairly the Company's financial position at February 28, 2013, and the results of its operations and cash flows for the three months and nine months ended February 28, 2013. The results of operations for the three months and nine months ended February 28, 2013, are not necessarily indicative of the results to be expected for future quarters or the full year.

3. Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

4. Property and equipment

                                                February 28, 2013   May 31, 2012
                                   Accumulated     Net Carrying     Net Carrying
                           Cost    Depreciation       Value            Value
                           ----    ------------       -----            -----
                             $          $               $                $
Computer equipment          7,467      (6,134)         1,333              310
Asset under construction   66,162          --         66,162           66,060
Wind tower equipment       22,116     (21,855)           261              456
                          -------     -------        -------          -------

                           95,745     (27,989)        67,756           66,826
                          =======     =======        =======          =======

5. Note Payable

During the year ended May 31, 2011, the Company received advances from third parties in the amount of $60,324. During the year ended May 31, 2012, the Company repaid $10,324. At February 28, 2013, advances of $50,000 remain outstanding. The amount is unsecured, non-interest bearing and due on demand.

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

As of February 28, 2013, the Company had issued 885,000 shares of common stock to holders of 885,000 shares of exchangeable preferred shares of its subsidiary Keewatin Wind Power Corp., pursuant to them exercising their exchange rights. As of February 28, 2013, there were 15,680,016 outstanding exchangeable shares (May 31, 2012 - 15,680,016 shares).

As the exchangeable shares have already been recognized in connection with the acquisition of Sky Harvest - Saskatchewan, the value ascribed to these shares on exchange is $Nil.

Sky Harvest Windpower Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
February 28, 2013
(Expressed in US Dollars)
(Unaudited)


7. Related Party Transactions

a) During the nine months ended February 28, 2013, the Company incurred $45,070 (February 29, 2012 - $45,492) to a company controlled by the President and principal shareholder of the Company for management services. As at February 28, 2013, the Company is indebted to that company and the Company's President for $70,606 (May 31, 2012 - $21,080), which is non-interest bearing, unsecured and due on demand.

b) On June 18, 2010, the Company entered into a loan agreement with a director for $27,000 which is payable within three months a written demand is received from the note holder. The amount is unsecured and bears interest at 15% per annum. As at February 28, 2013, accrued interest of $10,940 was recorded. During the year ended May 31, 2011, the Company received an advance of $68,842 (CDN$71,000) from the same director. During the year ended May 31, 2012, the Company repaid $38,784 (CDN$40,000). At February 28, 2013, $30,058 (CDN$31,000)
is unsecured, non-interest bearing and has no terms of repayment.

These related party transactions are recorded at the exchange amount, being the amount established and agreed to by the related parties.

8. Common Stock

During the nine months ended February 28, 2013, the Company received stock subscriptions of $49,500 for 198,000 shares of common stock issued on May 29, 2012.

9. Stock Based Compensation

On September 11, 2009, the Company's board of directors adopted the 2009 Stock Option Plan ("2009 Plan") which provides for the granting of stock options to acquire up to 2,900,000 common shares of the Company to eligible employees, officers, directors and consultants of the Company. At February 28, 2013, the Company had 1,650,000 shares of common stock available to be issued under the Plan.

On March 10, 2011, the Company's board of directors adopted the 2011 Stock Option Plan ("2011 Plan") which provides for the granting of stock options to acquire up to 5,000,000 common shares of the Company to eligible employees, officers, directors and consultants of the Company. At February 28, 2013, the Company had 1,410,000 shares of common stock available to be issued under the Plan.

The following table summarizes the continuity of the Company's stock options:

                                                         Weighted-
                                              Weighted    Average    Aggregate
                                              Average   Contractual  Remaining
                                 Number of   Exercise      Term      Intrinsic
                                  Options      Price      (years)      Value
                                  -------      -----      -------      -----
                                                 $                       $
Outstanding: May 31, 2011        3,183,334      0.23
Granted                            990,000      0.10
                                 ---------      ----
Outstanding: May 31, 2012
 and February 28, 2013           4,173,334      0.20        3.09         --
                                 =========      ====        ====       ====

Exercisable: February 28, 2013   4,173,334      0.20        3.09         --
                                 =========      ====        ====       ====

At February 28, 2013, there was $nil of unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the 2009 Plan and 2011 Plan.

Sky Harvest Windpower Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
February 28, 2013
(Expressed in US Dollars)
(Unaudited)


10. Joint Venture

On February 3, 2012, the Company and its joint venture partner incorporated a British Columbia corporation under the name Levant Energy Inc. ("Levant") for the purposes of developing underground natural gas storage plants in the Republic of Turkey. The Company will initially hold a 65% interest in Levant by investing $500,000. The investment is subject to certain conditions, including completion of further equity or debt funding in order to finance acquisition. The Company's joint venture partner will hold the remaining 35% interest in Levant. At February 28, 2013, the Company and its joint venture partner have not made any contribution to Levant and operations have not yet begun.

11. Commitments and Contingencies

a) On February 23, 2009, the Company entered into a consulting agreement with a consultant (the "Consultant"). Pursuant to the agreement, the Consultant provided investor relations services for the Company from February 24, 2009 to July 5, 2009. In consideration for the investor relations services, the Company agreed to pay the Consultant $5,000 per month and to issue 15,000 shares of the Company's common stock. At February 28, 2013, the fair value of the 15,000 shares issuable was $6,750 and is included in common stock subscribed.

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

12. Subsequent Events

In accordance with ASC 855, SUBSEQUENT EVENTS, the Company has evaluated subsequent events through the date of issuance of the unaudited interim consolidated financial statements. Subsequent to the fiscal period ended February 28, 2013, the Company did not have any material recognizable subsequent events.

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

RESULTS OF OPERATIONS

The following summary of our results of operations should be read in conjunction with our unaudited interim consolidated financial statements for the fiscal quarter ended February 28, 2013, which are included herein.

                                        Three months ended February 28/29,
                                   2013          2012        Increase/(Decrease)
                                 --------      --------      -----------------
                                    $             $            $           %
Revenue                                 0             0             0      N/A
Expenses                           47,109       105,698       (58,589)   (55.4%)
Foreign exchange (gain) loss       40,535       (30,980)       71,515      N/A
Interest income                         0             0             0      N/A
                                 --------      --------      --------    -----

Net Loss                           87,644        74,718        12,926     17.3%
                                 ========      ========      ========    =====

                                        Nine months ended February 28/29,
                                   2013          2012        Increase/(Decrease)
                                 --------      --------      -----------------
                                    $             $             $           %
Revenue                                 0             0             0      N/A
Expenses                          159,936       401,771      (241,835)   (60.2%)
Foreign exchange (gain) loss       (1,403)       17,742       (19,145)     N/A
Settlement of Debt                      0        (3,999)        3,999      100%
Interest income                        (9)            0            (9)     N/A
                                 --------      --------      --------    -----

Net Loss                          158,524       415,514      (256,990)   (61.8%)
                                 ========      ========      ========    =====

REVENUES

We recorded a net operating loss of $47,109 for the fiscal quarter ended February 28, 2013 and have an accumulated deficit of $6,924,353 since inception. We have had no operating revenues since our inception on February 25, 2005 through to the fiscal quarter ended February 28, 2013. We anticipate that we will not generate any revenues while we are a development stage company.

EXPENSES

Our expenses for the three and nine months ended February 28, 2013 and February 29, 2011 are outlined below:

                                        Three months ended February 28/29,
                                   2013          2012        Increase/(Decrease)
                                 --------      --------      ------------------
                                    $             $            $            %
Consulting fees                         0             0             0      N/A
Engineering and development        19,031        (2,008)       21,039      N/A
Management fees                    15,048        14,835           213      1.4%
Professional fees                   6,146        82,885       (76,739)   (92.6%)
General and administrative          6,884         9,986        (3,102)   (31.1%)
                                 --------      --------      --------    -----

Net Operating Loss                 47,109       105,698       (58,589)   (55.4%)
                                 ========      ========      ========    =====

                                        Nine months ended February 28/29,
                                   2013          2012        Increase/(Decrease)
                                 --------      --------      -----------------
                                    $             $             $           %
Consulting fees                         0        15,187       (15,187)    (100%)
Engineering and development        51,722       121,960       (70,238)   (57.6%)
Management fees                    45,070       119,352       (74,282)   (62.2%)
Professional fees                  36,089       118,619       (82,530)   (69.6%)
General and administrative         27,055        26,653           402      1.5%
                                 --------      --------      --------    -----

Net Operating Loss                159,936       401,771      (241,835)   (60.2%)
                                 ========      ========      ========    =====

Consulting expenses decreased by $15,187 in the nine month period ended February 28, 2013 compared to the nine month period ended February 29, 2012. These decreases primarily related to a reduction in fees paid for investor relations services.

Engineering and development expenses increased by $21,039 in the three month period ended February 28, 2013 compared to the three month period ended February 29, 2012, and decreased by $70,238 in the nine month period ended February 28, 2013 compared to the nine month period ended February 29, 2012. This decrease is a result of reduced development work on our wind power projects.

Management fees increased by $213 in the three month period ended February 28, 2013 compared to the three month period ended February 29, 2012, and decreased by $74,282 in the nine month period ended February 28, 2013 compared to the nine month period ended February 29, 2012. This decrease relates to a reduction in fees paid to William Iny, our president and sole director, for management services.

Professional fees, consisting primarily of legal, audit, and accounting costs, decreased by $76,739 in the three month period ended February 28, 2013 compared to the three month period ended February 29, 2012, and by $82,530 in the nine month period ended February 28, 2013 compared to the nine month period ended February 29, 2012. These decreases primarily relate to a reduction in legal fees that we paid to our director, Greg Yanke.

General and administrative expenses decreased by $3,102 in the three month period ended February 28, 2013 compared to the three month period ended February 29, 2012, and increased by $402 in the nine month period ended February 28, 2013 compared to the nine month period ended February 29, 2012.

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

INTEREST INCOME

We generated an immaterial amount of interest in the three month period ended February 28, 2013.

LIQUIDITY AND CAPITAL RESOURCES

Our financial condition as at February 28, 2013, and May 31, 2012, our fiscal year end, and the changes for on those dates are summarized as follows:

WORKING CAPITAL

                             February 28,     May 31,
                                 2013          2012         Increase/Decrease
                               --------      --------       -----------------
                                  $             $             $            %
Current Assets                  134,403       157,125       (22,722)    (14.5%)
Current Liabilities             379,931       295,323        84,608      28.6%
                               --------      --------      --------     -----

Working Capital                (245,528)     (138,198)     (107,330)      N/A
                               ========      ========      ========     =====

The decrease in our working capital position of $107,330 from May 31, 2012, the date of our most recently fiscal year end, to February 28, 2013 was primarily due to an increase in accounts payable and decreases in our cash position and in other receivable.

CASH FLOWS

                                                                   Nine months ended February 28/29,
                                                            2013           2012         Increase/(Decrease)
                                                          --------       --------       -------------------
                                                              $            $            $            %
Cash Flows from (used in) Operating Activities             (68,192)      (414,540)      346,348         N/A
Cash Flows provided by (used in) Investing Activities       (1,660)             0        (1,660)        N/A
Cash Flows provided by Financing Activities                 49,500        476,540      (427,040)      (89.6%)
Effect of exchange rate changes on cash                      2,594         16,093       (13,499)      (83.9%)
                                                          --------       --------      --------       -----

Net increase (decrease) in cash during period              (17,758)        78,093       (95,851)        N/A
                                                          ========       ========      ========       =====

During the nine months ended February 28, 2013, we used net cash in operating activities in the amount of $68,192. This cash outflow primarily consisted of payments for professional fees and general and administrative expenses.

The $1,660 in cash flows used in investing activities during the nine months ended February 28, 2013 represents funds that we spent on office equipment.

The $49,500 in cash flows provided by financing activities during the nine months ended February 28, 2013 represents private placement proceeds that we received.

DISCLOSURE OF OUTSTANDING SHARE DATA

WARRANTS

None

SHARE OPTIONS

A summary of our stock option activity as at February 28, 2013 is as follows:

                                                                       Weighted
                                                                       Average
                                                      Number of        Exercise
                                                       Options          Price
                                                       -------          -----
                                                                           $
Balance as at May 31, 2011                            3,183,334          0.23
Granted                                                 990,000          0.10
Cancelled                                                    --            --
Exercised                                                    --            --
                                                      ---------         -----

BALANCE, AS AT MAY 31, 2012 AND FEBRUARY 28, 2013     4,173,334          0.20
                                                      =========         =====

LIQUIDITY POSITION

We recorded a net loss of $158,524 for the nine month period ended February 28, 2013 and have an accumulated deficit of $6,924,353 since inception. As of February 28, 2013 we had cash and cash equivalents totaling $126,928 (May 31, 2012: $144,686).

As of the date of this report, management anticipates that we will require at least $750,000 to fund our corporate operations and proposed development of gas storage operations in Turkey during the next 12 months. As well, we will require approximately an additional $380,000 to cover our current outstanding liabilities. Accordingly, we do not have sufficient funds to meet our planned expenditures over the next 12 months. In addition, we will require further financing in order to fund our anticipated expenses for the construction of our proposed wind turbine project.

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

RISKS RELATED TO OUR BUSINESS

IF WE DO NOT OBTAIN ADDITIONAL FINANCING OUR BUSINESS WILL FAIL.

Over the next 12 months, we expect to spend approximately $250,000 on administrative costs, including management fees payable to our President, professional fees and general business expenses, including costs related to complying with our filing obligations as a reporting company. As our operations become more complex, it is anticipated that these costs will increase. We also expect incur a further $65,000 in pre-development costs related to our wind power projects.

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

IF WE ARE NOT ABLE TO OBTAIN AN INTEREST IN A SUITABLE PROPERTY WITH A POTENTIAL WIND RESOURCE, OUR BUSINESS WILL FAIL.

Third parties own the lands on which we will seek to construct wind projects. We have entered into land lease agreements that relate to our primary project, which is located in southwestern Saskatchewan, which we refer to as the Sky Harvest Project. These agreements allow us to erect wind turbines and install ancillary equipment, subject, in certain circumstances, to the payment of lease payments prior to construction of the project. Even though we own leasehold interests in these properties, we may not be able to obtain the financing necessary to complete lease obligations. If we are unable to maintain our property interests, our business will fail.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures at February 28, 2013, which is the end of the period covered by this report. This evaluation was carried out by our principal executive officer and principal financial officer. Based on this evaluation, our principal executive officer and principal financial officer has concluded that our disclosure controls and procedures were effective as at the end of the period covered by this report.

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

During the three months ended February 28, 2013, our internal control over financial reporting was not subject to any changes.

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

SKYHARVEST WINDPOWER CORP.


/s/ William Iny
-------------------------------------------
William Iny
Chief Executive Officer and Chief Financial
Officer Principal Executive Officer,
Principal Accounting Officer and Principal
Financial Officer
Date: April 10, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


/s/ William Iny
-------------------------------------------
William Iny
Chief Executive Officer, Chief Financial
Officer, President, Treasurer, Secretary,
and Director, Principal Executive Officer,
Principal Accounting Officer and
Principal Financial Officer
Date: April 10, 2013