Form 10-K
period 2013-05-31
Sky Harvest Energy Corp.
filed 2013-10-16
CIK 1332445

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                     For the fiscal year ended: May 31, 2013
                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

            For the transition period from ___________ to ___________

                        Commission file number: 000-52410


                            SKY HARVEST ENERGY CORP.
             (Exact name of registrant as specified in its charter)

           Nevada                                                   N/A
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

1200 West 73rd Street, 11th Floor, Vancouver, BC, Canada          V6P 6G5
      (Address of principal executive offices)                   (Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

The aggregate market value of common stock held by non-affiliates of the registrant, based upon the last closing price of $0.02 for the registrant's common stock on November 30, 2012, the last business day of the registrant's most recently completed second fiscal quarter, as reported for such date by OTC Markets was approximately $209,956. Common stock held by each executive officer and director of the registrant and by each person who owns 5% or more of the outstanding common stock have been excluded from this computation because such persons may be deemed affiliates of the registrant. This determination of affiliate status for this purpose does not reflect a determination that any persons are affiliates for any other purposes.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 33,203,016 shares of common stock are issued and outstanding as of October 7, 2013 (including 15,680,016 shares of common stock reserved for issuance in exchange for certain outstanding exchangeable securities of the registrant).

                       DOCUMENTS INCORPORATED BY REFERENCE

                                 Not Applicable

                            SKY HARVEST ENERGY CORP.
                    FORM 10-K FOR THE YEAR ENDED MAY 31, 2013

                                TABLE OF CONTENTS

                                     PART I
ITEM 1     BUSINESS                                                            4
ITEM 1A    RISK FACTORS                                                       11
ITEM 1B    UNRESOLVED STAFF COMMENTS                                          11
ITEM 2     PROPERTIES                                                         12
ITEM 3     LEGAL PROCEEDINGS                                                  12
ITEM 4     MINE SAFETY DISCLOSURES                                            12

                                     PART II

ITEM 5     MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER
           MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES                  13
ITEM 6     SELECTED FINANCIAL DATA                                            14
ITEM 7     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS                                          14
ITEM 7A    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK         17
ITEM 8     CONSOLIDATED ANNUAL FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA    18
ITEM 9     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
           AND FINANCIAL DISCLOSURE                                           37
ITEM 9A    CONTROLS AND PROCEDURES                                            37
ITEM 9B    OTHER INFORMATION                                                  38

                                    PART III

ITEM 10    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE             39
ITEM 11    EXECUTIVE COMPENSATION                                             42
ITEM 12    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
           AND RELATED STOCKHOLDER MATTERS                                    44
ITEM 13    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
           INDEPENDENCE                                                       46
ITEM 14    PRINCIPAL ACCOUNTING FEES AND SERVICES                             46

                                     PART IV

ITEM 15    EXHIBITS, FINANCIAL STATEMENT SCHEDULES                            48

           SIGNATURES                                                         51

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

As used in this annual report, the terms "we", "us", "our", the "Company" and "Sky Harvest" mean Sky Harvest Energy Corp.

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

We were incorporated as Keewatin Windpower Corp. in the State of Nevada on February 25, 2005. We changed our name to Sky Harvest Windpower Corp. on September 1, 2009, and subsequently to Sky Harvest Energy Corp. on September 7, 2012. Our resident agent is Empire Stock Transfer Inc., 1859 Whitney Mesa Drive, Henderson, NV, 89014. We are a United States and British Columbia reporting public company, and our shares are quoted on the OTCQB under the symbol "SKYH". Our head office is located in Vancouver, Canada.

OUR BUSINESS

The business of Sky Harvest Energy Corp. consists of two segments. The first involves identifying potential wind power project sites in Canada in the range of 100 to 200 megawatt capacity, collecting wind data on the sites, evaluating the wind resource, and conducting initial environmental screening studies and community relations activities. The second segment involves the design, manufacture, and sale of vertical axis wind turbines. Subsequent to the fiscal year ended May 31, 2013, we acquired the intellectual property rights relating to a specific vertical axis wind turbine design, and leasehold interests in both manufacturing facilities and equipment from a private Canadian company.

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

VERTICAL AXIS WIND TURBINE BUSINESS

On July 19, 2013, we announced our acquisition of a vertical axis wind turbine manufacturing and sales business from a private Canadian company in consideration of the issuance of 650,000 shares of our common stock, cash payments totaling $65,000, and the grant of an option to the vendor to acquire up to 550,000 shares of our common stock at a price of $0.10 for a period of five years. This grant is pursuant to the Company's previously announced 2011 Stock Option Plan. In addition, we agreed to pay the vendor a royalty of $200 for every vertical axis wind turbine that we sell for a period of ten years. The vendor will also receive 500,000 voting shares of Sky Vertical Technologies Inc., our wholly-owned subsidiary that we incorporated for the purpose of holding the turbine assets, if that company's shares trade publicly on a recognized stock exchange or quotation system. As part of the agreement, we have acquired the intellectual property rights relating to the turbine design, and leasehold interests in both manufacturing facilities and equipment.

To date, we have received written expressions of interest for the purchase of over 13,000 vertical axis turbines from parties in four different countries. The sale of such number of turbines would generate revenue of approximately $250 million. Sky Harvest has also entered into discussions with additional parties with compatible technology regarding the potential joint venture development of additional wind turbine products. However, there is no guarantee that such sales will be completed or that we will enter into any agreement regarding the joint venture development of additional wind turbine technologies.

Unlike traditional turbines, a vertical axis wind turbine has blades that spin around a vertical mast. They are primarily used in remote areas to provide electricity to communication towers, mines, and communities that typically rely on diesel or propane for power generation, which results in reduced costs to the user, as well as a smaller environmental impact through the reduced use of fossil fuels and no risk of on-site diesel spills. These turbines are also suitable for rural areas of developing countries where grid infrastructure is minimal or non-existent. They can also be mounted near the upper portion of commercial smoke stacks and are powered by the updraft.

The principal advantages of a vertical axis wind turbine include low noise levels, minimal vibrations due to low RPM, the ability to utilize wind from any direction, ease of installation and maintenance, durability, and very low impact to wildlife. In addition, the Sky Harvest turbine is self-starting and begins to move at wind speeds as low as two meters per second and commence generating power at wind speeds of three meters per second. The additional advantages of the Sky Harvest turbine when compared to its competitors are its ability to withstand temperatures well below freezing and to operate without a driveshaft or gearbox.

In addition to planned manufacturing and sales activities, we will also focus on further turbine research and development in order to introduce new products for commercial use. The company expects that this may include grant or joint venture opportunities with government entities, universities, and private corporations, though no such arrangements have been made and there is no guarantee that such joint ventures will materialize.

The Board of Directors of Sky Vertical Technologies Inc., our wholly-owned subsidiary that holds the assets and will undertake operations, consists of Kyle Loney and Harry Bauskin. Mr. Loney acts as the subsidiary's President and Chief Executive Officer while Patricia J. Shorr will act as the Chief Financial Officer. Mr. Loney has acted as our project acquisition consultant since 2011. Mr. Bauskin and Ms. Shorr both act as directors of Sky Harvest since 2011.

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

RESEARCH AND DEVELOPMENT, PATENTS AND TRADEMARKS

The Company has filed provisional patent applications relating to its vertical axis wind turbine design..

DIRECTORS, OFFICERS AND EMPLOYEES

The Company has four directors, one of whom also serves as Chief Executive Officer and Chief Financial Officer. As of the date of this report, the Company has one employee who acts as the manager of our vertical axis wind turbine manufacturing business. The Company also engages consultants and professional service firms to perform all the work necessary to advance the Company's projects. Additional employees will be engaged as and when the Company's activities warrant this.

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

VERTICAL AXIS WIND TURBINE BUSINESS

* Raise necessary financing for the manufacture of approximately ten test turbines
* Solicit and fulfill orders for vertical axis wind turbines based on the successful operation of the test turbines

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

In addition, there is no guarantee that the vertical axis wind turbines will perform as expected and that we will be able to generate sufficient sales to realize profitable operations.

During the fiscal year, our management decided that we will not be proceeding with the Levant natural gas storage project in order that we may focus Company efforts on our vertical axis wind turbine business.

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

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable

ITEM 2. PROPERTIES

Our executive and head office is located at 1200 West 73rd Avenue, 11th Floor, Vancouver, BC, Canada. We also hold leasehold interests in approximately 15,000 acres in southwestern Saskatchewan and agreements with a land owner and the Government of Saskatchewan, which provide the right to erect a meteorological tower on certain additional land located in southwestern Saskatchewan. In addition, we hold leasehold interests in one manufacturing facility and one test facility, located in the Canadian provinces of Saskatchewan and Manitoba, for our vertical axis wind turbine. We do not have an interest in any other real property.

ITEM 3. LEGAL PROCEEDINGS

During the fiscal year ended May 31, 2012, a shareholder commenced a legal action against us, and two of our directors, alleging that the directors had earned short swing trading profits as a result of trading in our shares and were required to disgorge those profits and pay them to us. The lawsuit was amended to dismiss the claims against the directors, who provided the shareholder with evidence that profits were disgorged. The shareholder's legal counsel continues to seek compensation in the amount of $29,750 for the benefit that we received from the disgorgement, which the Company disputes. The Company has not had any contact from the shareholder's legal counsel in 2013.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

Our common stock is quoted on the OTCQB under the symbol "SKYH". However, due to sporadic trading, there is no established public trading market for our shares of common stock.

The following table shows the quarterly range of high and low closing prices for our common stock over the fiscal quarters for the last two fiscal years as quoted on the OTCQB. Investors should not rely on historical prices of our common stock as an indication of its future price performance. The last sale price of our common stock occurred on October 4, 2013 at a price of $0.25. The high and low trading prices for our common stock through the facilities of the OTCQB for the past eight quarters were:

            Quarter Ended               High                Low
            -------------               ----                ---

         August 31, 2011               $0.55               $0.30
         November 30, 2011             $0.43               $0.05
         February 29, 2012             $0.45               $0.06
         May 31, 2012                  $0.38               $0.07
         August 31, 2012               $0.10               $0.09
         November 30, 2012             $0.02               $0.015
         February 28, 2013             $0.048              $0.025
         May 31, 2013                  $0.2477             $0.025

TRANSFER AGENT

The transfer agent and registrar for our common stock is:

     Empire Stock Transfer Inc.
     1859 Whitney Mesa Drive
     Henderson, NV 89014
     Phone: 702.818.5898
     Fax: 702.974.1444
     Website: www.empirestock.com.

HOLDERS OF COMMON STOCK

As of May 31, 2013, our 38 shareholders of record held 33,203,016 shares of our common stock.

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

RECENT SALES OF UNREGISTERED SECURITIES; USE OF PROCEEDS FROM REGISTERED SECURITIES

Other than as previously disclosed in our periodic filings pursuant to the Exchange Act during the fiscal year ended May 31, 2013, we did not sell any equity securities that were not registered under the Securities Act of 1933.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

None.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis should be read together with our Consolidated Financial Statements and the Notes to those statements included elsewhere in this Annual Report on Form 10-K and the Consolidated Financial Statements and the Notes to those statements included in our Form 10-K for the year ended May 31, 2013. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include those discussed below and elsewhere in this prospectus and registration statement.

Our audited consolidated annual financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

RESULTS OF OPERATIONS

The following summary of our results of operations should be read in conjunction with our audited consolidated annual financial statements for the year ended May 31, 2013 which are included herein.

                                        Year Ended May 31,             Increase/(Decrease)
                                       2013            2012             $              %
                                    ----------      ----------     ----------      ----------
Revenue                         $          --              --             --             N/A
Expenses                              193,890         552,507       (358,617)            (65%)
Foreign exchange loss (gain)            5,729          65,501        (59,772)            (91%)
Impairment loss (income)               66,831              --         66,831             N/A
Interest and Dividend (Income)             (9)             --             (9)            N/A
Settlement of Debt (gain)                  --          (3,999)         3,999            (100%)
                                    ---------       ---------      ---------       ---------
Net Loss                        $     266,441         614,009       (347,568)            (57%)
                                    =========       =========      =========       =========

REVENUE

We recorded a net operating loss of $266,441 for the twelve months ended May 31, 2013 and have an accumulated deficit of $7,024,075 since inception. We have had no operating revenues since our inception on February 25, 2005 through to the period ended May 31, 2013. We do not anticipate that we will generate any revenues during the period in which we are a development stage company.

EXPENSES

Our expenses for the years ended May 31, 2013 and 2012 are outlined below:

                                        Year Ended May 31,             Increase/(Decrease)
                                       2013            2012             $              %
                                    ----------      ----------     ----------      ----------
Consulting fees                 $         --          84,487        (84,487)           (100%)
Engineering and development           59,307         140,592        (81,285)            (58%)
Management fees                       59,761         134,367        (74,606)            (56%)
Professional fees                     41,938         158,011        116,073             (73%)
General and administrative            32,884          35,050         (2,166)             (6%)
                                    --------        --------       --------        --------
Total Operating Expenses        $    193,890         552,507       (358,617)            (65%)
                                    ========        ========       ========        ========

Consulting fees decreased by $84,487 from $84,487 in the year ended May 31, 2012 to NIL in the year ended May 31, 2013. Consulting fees in fiscal 2012 related to the recorded value of stock options that we granted to members of our advisory board.

Engineering and development expenses decreased by $81,285 from $140,592 in the year ended May 31, 2012 to $59,307 in the year ended May 31, 2013. This decrease is a result of a drop in engineering costs relating to our leased Saskatchewan properties.

Management fees decreased by $74,606 from $134,367 for the year ended May 31, 2012 to $59,761 for the year ended May 31, 2013. This decrease is a result of a management bonus that we paid during fiscal 2012.

Professional fees decreased by $116,073 from $158,011 in the year ended May 31, 2013 to $41,938 in the year ended May 31, 2013 due to higher legal fees in fiscal 2012.

General and administrative expenses decreased by $2,166 from $35,050 in the year ended May 31, 2012 to $32,884 in the year ended May 31, 2013.

LIQUIDITY AND CAPITAL RESOURCES

Our financial condition for the year ended May 31, 2013 and 2012 and the changes between those periods for the respective items are summarized as follows:

WORKING CAPITAL

                                           Year Ended May 31,             Increase/(Decrease)
                                          2013            2012             $              %
                                       ----------      ----------     ----------      ----------
Current Assets                    $      110,319         157,125        (46,806)            (30%)
Current Liabilities                      389,213         295,323         93,890              32%
                                       ---------       ---------      ---------       ---------
Working Capital                   $     (278,894)       (138,198)      (140,696)            N/A
                                       =========       =========      =========       =========

The $140,696 increase in our working capital deficit from ($138,198) as of May 31, 2012, to ($278,894) as of May 31, 2013 was primarily due to a $69,378 increase in amounts due to related parties that were incurred in the course of our normal business operations and a $24,415 increase in our accounts payable. In addition, our cash position fell from $144,686 at May 31, 2012 to $103,439 at May 31, 2013.

CASH FLOWS

                                           Year Ended May 31,             Increase/(Decrease)
                                          2013            2012             $              %
                                       ----------      ----------     ----------      ----------

Cash Flows (used in) Operating
 Activities                       $      (99,054)       (558,274)       459,220             N/A
Cash Flows provided by (used in)
 Investing Activities                     (1,660)             --         (1,660)            N/A
Cash Flows provided by Financing
 Activities                               49,500         611,540       (562,040)            (92%)
Effect of exchange rate changes
 on cash                                   9,968          67,955        (57,987)            (85%)
                                       ---------       ---------      ---------       ---------
Net increase (decrease) in cash
 during year                      $      (41,247)        121,221       (162,468)            N/A
                                       =========       =========      =========       =========

CASH USED IN OPERATING ACTIVITIES

During the year ended May 31, 2012 we used net cash in operating activities in the amount of 99,054 (year ended May 31, 2012 - $558,274). The cash was used to fund our corporate activities and operations on our wind power projects.

CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES

During the year ended May 31, 2013 we purchased computer equipment for $1,660.

CASH FROM FINANCING ACTIVITIES

In the year ended May 31, 2013, we raised $49,500 through a private placement sale of our common stock. In the year ended May 31, 2012, we raised $647,500 through private placement sales of our common stock. We also received $118,900 in proceeds from two of our directors relating to their payment of short-swing trading profits to us. As well, we repaid $154,860 in loans that we received from various parties.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Sky Harvest Energy Corp.
Formerly Sky Harvest Windpower Corp.
(A Development Stage Company)

May 31, 2013

Report of Independent Registered Public Accounting Firm .................... 19

Consolidated Balance Sheets as of May 31, 2013 and May 31, 2012............. 20

Consolidated Statements of Operations for the years ended May 31, 2013 and May 31, 2012, and for the period since inception........................ 21

Consolidated Statement of Stockholders' Equity for period ended
May 31, 2013, and the period since inception................................ 22

Consolidated Statements of Cash Flows for the years ended May 31, 2013 and May 31, 2012, and for the period since inception........................ 26

Notes to the Consolidated Financial Statements.............................. 27

                          PLS CPA, A Professional Corp.
        * 4725 MERCURY STREET SUITE 210 * SAN DIEGO * CALIFORNIA 92111 *
      * TELEPHONE (858) 722-5953 * FAX (858) 761-0341 * FAX (858) 764-5480
                         * E-MAIL changgpark@gmail.com *
--------------------------------------------------------------------------------

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Sky Harvest Energy Corp.
(formerly Sky Harvest Windpower Corp.)
(A Development Stage Company)

We have audited the accompanying consolidated balance sheets of Sky Harvest Energy Corp. (formerly Sky Harvest Windpower Corp.) (A Development Stage "Company") as of May 31, 2013 and 2012 and the related consolidated statements of operation, changes in shareholders' equity and cash flows for the years then ended and for the period February 25, 2005 (inception) to May 31, 2013. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial positions of Sky Harvest Energy corp. as of May 31, 2013 and 2012, and the consolidated results of its operation and its cash flows for the years then ended and for the period February 25, 2005 (inception) to May 31, 2013 in conformity with U.S. generally accepted accounting principles.

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



/s/ PLS CPA
------------------------------------
PLS CPA, A Professional Corp.
October 15, 2013
San Diego, CA 92111



          Registered with the Public Company Accounting Oversight Board

Sky Harvest Energy Corp.
Formerly Sky Harvest Windpower Corp.
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in US Dollars)

                                                                  May 31, 2013           May 31, 2012
                                                                  ------------           ------------
                                                                       $                      $
ASSETS

Current Assets
  Cash and cash equivalents                                            103,439                144,686
  Other receivables                                                      5,742                 11,557
  Prepaid expenses                                                       1,138                    882
                                                                  ------------           ------------
Total Current Assets                                                   110,319                157,125

Property and equipment, net (Note 4)                                     1,400                 66,826
                                                                  ------------           ------------

Total Assets                                                           111,719                223,951
                                                                  ============           ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities
  Accounts payable                                                     183,485                159,070
  Accrued liabilities                                                      347                    250
  Due to related parties (Note 7)                                      155,381                 86,003
  Note payable (Note 5)                                                 50,000                 50,000
                                                                  ------------           ------------

Total Liabilities                                                      389,213                295,323
                                                                  ------------           ------------
Stockholders' Deficit
  Preferred Stock:
    Authorized: 10,000,000 shares, $0.001 par value
    Issued and outstanding: 1 share (May 31, 2012 - 1 share)                --                     --
  Common Stock:
    Authorized: 100,000,000 shares, $0.001 par value
    Issued and outstanding: 32,553,016 shares
    (May 31, 2012 - 32,553,016 shares)                                  32,553                 32,553
  Additional paid-in capital                                         6,707,278              6,707,278
  Common stock subscribed (Note 11)                                      6,750                  6,750
  Stock subscriptions receivable                                            --                (49,500)
  Accumulated other comprehensive loss                                  (6,098)               (16,917)
  Deficit accumulated during the development stage                  (7,017,977)            (6,751,536)
                                                                  ------------           ------------
Total Stockholders' Deficit                                           (277,494)               (71,372)
                                                                  ------------           ------------

Total Liabilities and Stockholders' Deficit                            111,719                223,951
                                                                  ============           ============

Continuing operations (Note 1)
Commitments and contingencies (Note 11)

             (The accompanying notes are an integral part of these
                       consolidated financial statements)

Sky Harvest Energy Corp.
Formerly Sky Harvest Windpower Corp.
(A Development Stage Company)
Consolidated Statements of Operations
(Expressed in US Dollars, except number of shares)

                                                    Accumulated from
                                                    February 25, 2005           For the               For the
                                                 (Date of Inception) to       Year Ended             Year Ended
                                                      May 31, 2013           May 31, 2013           May 31, 2012
                                                      ------------           ------------           ------------
                                                           $                      $                      $
Expenses
  Consulting fees                                          450,934                     --                 84,487
  Engineering and development                              612,230                 59,307                140,592
  Management fees (Note 7)                                 794,708                 59,761                134,367
  Professional fees                                        553,714                 41,938                158,011
  General and administrative                             1,835,446                 32,884                 35,050
  Acquired development costs                               242,501                     --                     --
                                                      ------------           ------------           ------------
Operating loss                                          (4,489,533)              (193,890)              (552,507)

Other Income (Loss)
  Impairment loss                                       (2,618,271)               (66,831)                    --
  Interest income                                           89,391                      9                     --
  Foreign exchange gain (loss)                              12,423                 (5,729)               (65,501)
  Settlement of debt                                       (11,987)                    --                  3,999
                                                      ------------           ------------           ------------
Net loss                                                (7,017,977)              (266,441)              (614,009)

Other Comprehensive Income (Loss)
  Foreign currency translation adjustments                  (6,098)                10,819                 65,528
                                                      ------------           ------------           ------------

Comprehensive loss                                      (7,024,075)              (255,622)              (548,481)
                                                      ============           ============           ============

Net loss per common share - basic and diluted                                       (0.01)                 (0.02)
                                                                             ------------           ------------

Weighted average number of common stock outstanding                            32,553,000             31,594,000
                                                                             ------------           ------------

              (The accompanying notes are an integral part of these
                       consolidated financial statements)

Sky Harvest Energy Corp.
Formerly Sky Harvset Windpower Corp.
(A Development Stage Company)
Consolidated Statement of Stockholders' Equity
(Expressed in US Dollars, except number of shares)

                                                                                                           Deficit
                                                                                                         Accumulated
                                                                                Additional     Common    During the
                               Preferred                Common                   Paid-in       Stock     Development
                                 Stock     Amount       Shares       Amount      Capital     Subscribed     Stage        Total
                                 ------    ------     ----------    --------    ---------      -------    ----------    --------
                                   #         $            #            $            $             $           $            $
Balance - February 25, 2005
 (Date of Inception)                 --        --             --          --           --           --            --          --

Common stock issued on March 2,
 2005 to founders for cash at
 $0.00167 per share                  --        --      6,000,000       6,000        4,000           --            --      10,000

Common stock issued from
 March 4, 2005 to March 20,
 2005 for cash at $0.0033
 per share                           --        --      3,000,000       3,000        7,000           --            --      10,000

Common stock issued on
 March 31, 2005 for cash
 at $0.0167 per share                --        --        300,000         300        4,700           --            --       5,000

Common stock issued from
 April 7, 2005 to April 28,
 2005 for cash at $0.0167
 per share                           --        --        480,000         480        7,520           --            --       8,000

Common stock issued from May 1,
 2005 to May 25, 2005 for cash
 at $0.0167 per share                --        --        690,000         690       10,810           --            --      11,500

Common stock issued on May 29,
 2005 for cash at $0.0167  per
 share                               --        --         60,000          60        9,940           --            --      10,000

Net loss for the period              --        --             --          --           --           --       (12,321)    (12,321)
                                 ------    ------     ----------    --------    ---------      -------    ----------    --------
Balance - May, 31 2005
 carried forward                     --        --     10,530,000      10,530       43,970           --       (12,321)     42,179
                                 ------    ------     ----------    --------    ---------      -------    ----------    --------

              (The accompanying notes are an integral part of these
                       consolidated financial statements)

Sky Harvest Energy Corp.
Formerly Sky Harvest Windpower Corp.
(A Development Stage Company)
Consolidated Statement of Stockholders' Equity
(Expressed in US Dollars, except number of shares)

                                                                                                         Deficit
                                                                                                       Accumulated
                                                                              Additional     Common    During the
                             Preferred                Common                   Paid-in       Stock     Development
                               Stock     Amount       Shares       Amount      Capital     Subscribed     Stage         Total
                               ------    ------     ----------    --------    ---------      -------    ----------    ---------
                                 #         $            #            $            $             $           $             $
Balance - May, 31, 2005
 brought forward                   --        --     10,530,000      10,530       43,970           --       (12,321)      42,179

Net loss for the year              --        --             --          --           --           --       (57,544)     (57,544)
                               ------    ------     ----------    --------    ---------      -------    ----------    ---------
Balance - May 31, 2006             --        --     10,530,000      10,530       43,970           --       (69,865)     (15,365)

Common stock subscribed            --        --             --          --           --      500,500            --      500,500

Stock-based compensation           --        --             --          --      365,508           --            --      365,508

Net loss for the year              --        --             --          --           --           --      (435,426)    (435,426)
                               ------    ------     ----------    --------    ---------      -------    ----------    ---------
Balance - May 31, 2007
 carried forward                   --        --     10,530,000      10,530      409,478      500,500      (505,291)     415,217
                               ------    ------     ----------    --------    ---------      -------    ----------    ---------
Common stock issued on July
 11, 2007 for cash at $0.70
 per share                         --        --        715,000         715      499,785     (500,500)           --          --

Common stock issued on July
 11, 2007 for finders' fees        --        --         71,500          71       49,979           --            --       50,050

Common stock issued on July
 27, 2007 for cash at $1.20
 per share                         --        --      1,075,000       1,075    1,288,925           --            --    1,290,000

One million share purchase
 warrants issued for finders'
  fee                              --        --             --          --      321,279           --            --      321,279

Finders' fees                      --        --             --          --     (498,080)          --            --     (498,080)

Net loss for the year              --        --             --          --           --           --      (256,830)    (256,830)
                               ------    ------     ----------    --------    ---------      -------    ----------    ---------
Balance - May 31, 2008             --        --     12,391,500      12,391    2,071,366           --      (762,121)   1,321,636

Common stock subscribed            --        --             --          --           --        6,750            --        6,750

Net loss for the year              --        --             --          --           --           --      (341,733)    (341,733)
                               ------    ------     ----------    --------    ---------      -------    ----------    ---------
Balance - May 31, 2009
 carried forward                   --        --     12,391,500      12,391    2,071,366        6,750    (1,103,854)     986,653
                               ------    ------     ----------    --------    ---------      -------    ----------    ---------

              (The accompanying notes are an integral part of these
                       consolidated financial statements)

Sky Harvest Energy Corp.
Formerly Sky Harvest Windpower Corp.
(A Development Stage Company)
Consolidated Statement of Stockholders' Equity (Deficit)
(Expressed in US Dollars, except number of shares)

                                                                                                              Deficit
                                                                                              Accumulated   Accumulated
                                                        Additional    Common      Stock         Other       During the
                Preferred           Common               Paid-in      Stock    Subscriptions Comprehensive  Development
                  Stock     Amount  Shares     Amount    Capital    Subscribed  Receivable       Loss          Stage       Total
                  ----     ------  ----------  --------  ---------    -------     ------     ----------     ----------   ----------
                    #         $        #          $          $           $          $             $              $           $
Balance -
 May 31, 2009
 carried forward    --        --   12,391,500    12,391  2,071,366      6,750         --             --     (1,103,854)     986,653

Common stock
 issued pursuant
 to business
 acquisition        --        --   17,340,516    17,341  2,583,736         --         --             --             --    2,601,077

Preferred stock
 issued pursuant
 to business
 acquisition         1        --           --        --         --         --         --             --             --           --

Stock-based
 compensation       --        --           --        --    589,514         --         --             --             --      589,514

Accumulated
 other
 comprehensive
 loss               --        --           --        --         --         --         --        (28,257)            --      (28,257)

Net loss
 for year           --        --           --        --         --         --         --             --     (1,549,409)  (1,549,409)
                  ----    ------   ----------  --------  ---------    -------     ------     ----------     ----------   ----------
Balance -
 May 31, 2010        1        --   29,732,016    29,732  5,244,616      6,750         --        (28,257)    (2,653,263)   2,599,578

Stock-based
 compensation       --        --           --        --    585,180         --         --             --             --      585,180

Accumulated
 other
 comprehensive
 loss               --        --           --        --         --         --         --        (54,188)            --      (54,213)

Net loss for
 the year           --        --           --        --         --         --         --             --     (3,484,264)    (917,550)
                  ----    ------   ----------  --------  ---------    -------    -------     ----------     ----------   ----------
Balance -
 May 31, 2011        1        --   29,732,016    29,732  5,829,796      6,750         --        (82,445)    (6,137,527)    (353,694)

Stock-based
 compensation       --        --           --        --     64,403         --         --             --             --       64,403

Accumulated
 other
 comprehensive
 loss               --        --           --        --         --         --         --         65,528             --       65,528

              (The accompanying notes are an integral part of these
                       consolidated financial statements)

Sky Harvest Energy Corp.
Formerly Sky Harvest Windpower Corp.
(A Development Stage Company)
Consolidated Statement of Stockholders' Equity (Deficit)
(Expressed in US Dollars, except number of shares)

                                                                                                              Deficit
                                                                                              Accumulated   Accumulated
                                                        Additional    Common      Stock         Other       During the
                Preferred           Common               Paid-in      Stock    Subscriptions Comprehensive  Development
                  Stock     Amount  Shares     Amount    Capital    Subscribed  Receivable       Loss          Stage       Total
                  ----     ------  ----------  --------  ---------    -------     ------     ----------     ----------   ----------
                    #         $        #          $          $           $          $             $              $           $
Common stock
 issued on
 June 21, 2011
 for cash at
 $0.25 per share    --        --    1,970,000     1,970    490,530         --         --             --             --      492,500

Common stock
 issued on
 May 29, 2012
 for cash at
 $0.25 per share    --        --      818,000       818    203,682         --    (49,500)            --             --      155,000

Common stock
 issued on
 May 29, 2012
 for finders
 fees at $0.25
 per share          --        --       33,000        33        (33)        --         --             --             --           --

Disgorgement of
 swing trading
 profits            --        --           --        --    118,900         --         --             --             --      118,900

Net loss for
 the year           --        --           --        --         --         --         --             --       (614,009)    (614,009)
                  ----    ------   ----------  --------  ---------    -------    -------     ----------     ----------   ----------
Balance -
 May 31, 2012        1        --   32,553,016    32,553  6,707,278      6,750    (49,500)       (16,917)    (6,751,536)     (71,372)
                  ----    ------   ----------  --------  ---------    -------    -------     ----------     ----------   ----------
Balance -
 May 31, 2012        1        --   32,553,016    32,553  6,707,278      6,750    (49,500)       (16,917)    (6,751,536)     (71,372)

Stock
 subscriptions
 received           --        --           --        --         --         --     49,500             --             --       49,500

Accumulated
 other
 comprehensive
 loss               --        --           --        --         --         --         --         10,819             --       10,819

Net loss for
 the year           --        --           --        --         --         --         --             --       (266,441)    (266,441)
                  ----    ------   ----------  --------  ---------    -------    -------     ----------     ----------   ----------
Balance -
 May 31, 2013        1        --   32,553,016    32,553  6,707,278      6,750        --          (6,098)    (7,017,977)    (277,494)
                  ====    ======   ==========  ========  =========    =======   =======      ==========     ==========   ==========

              (The accompanying notes are an integral part of these
                       consolidated financial statements)

Sky Harvest Energy Corp.
Formerly Sky Harvest Windpower Corp.
(A Development Stage Company)
Consolidated Statements of Cash Flows

                                                            Accumulated from
                                                            February 25, 2005           For the               For the
                                                         (Date of Inception) to       Year Ended             Year Ended
                                                              May 31, 2013           May 31, 2013           May 31, 2012
                                                              ------------           ------------           ------------
                                                                   $                      $                      $
Operating activities
  Net loss for the period                                     (7,017,977)              (266,441)              (614,009)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
     Depreciation                                                 24,705                    997                    697
     Stock-based compensation                                  1,609,565                     --                 64,403
     Impairment loss                                           2,618,271                 66,831                     --
     Loss (gain) on settlement of debt                            11,987                     --                 (3,999)
     Acquired development costs                                  242,501                     --                     --
  Changes in operating assets and liabilities:
     Prepaid expenses                                             10,996                   (256)                52,238
     Accrued interest                                                244                     --                     --
     Accounts payable and accrued liabilities                    166,165                 24,511                 (6,413)
     Account receivable                                          (24,099)                 5,815                   (701)
     Note receivable                                            (280,000)                    --                     --
     Due to related parties                                       93,446                 69,488                (50,490)
                                                            ------------           ------------           ------------
Net cash flows used in operating activities                   (2,544,196)               (99,054)              (558,274)
                                                            ------------           ------------           ------------
Investing activities
  Purchase of equipment                                          (25,164)                (1,660)                    --
  Purchase of short-term investments                          (2,472,839)                    --                     --
  Redemption of short-term investments                         2,493,484                     --                     --
  Cash acquired from acquisition                                  21,016                     --                     --
                                                            ------------           ------------           ------------
Net cash flows provided by (used in) investing activities         16,497                 (1,660)                    --
                                                            ------------           ------------           ------------
Financing activities
  Proceeds from common stock issuances                         2,415,249                 49,500                647,500
  Proceeds from (repayment of) related party loans                62,854                     --               (144,536)
  Proceeds from (repayment of) note payable                       50,000                     --                (10,324)
  Proceeds from swing sale disgorgement                          118,900                     --                118,900
                                                            ------------           ------------           ------------
Net cash flows provided by financing activities                2,647,003                 49,500                611,540
                                                            ------------           ------------           ------------

Effect of exchange rate changes on cash                          (15,865)                 9,968                 67,955
                                                            ------------           ------------           ------------

Increase (Decrease) in cash and cash equivalents                 103,439                (41,247)               121,221

Cash and cash equivalents - beginning of period                       --                144,686                 23,465
                                                            ------------           ------------           ------------

Cash and cash equivalents - end of period                        103,439                103,439                144,686
                                                            ============           ============           ============
Supplementary disclosures:
  Interest paid                                                       --                     --                     --
  Income taxes paid                                                   --                     --                     --
                                                            ------------           ------------           ------------
Significant non-cash investing and financing activities:
  Stock issuance for acquisition                               2,601,077                     --                     --
  Increase intangible asset due to acquisition                 2,551,400                     --                     --
  Accounts payable increased due to acquisition                   30,986                     --                     --
  Stock issuance for finders fee                                   8,250                     --                  8,250
                                                            ------------           ------------           ------------

              (The accompanying notes are an integral part of these
                       consolidated financial statements)

Sky Harvest Energy Corp.
Formerley Sky Harvest Windpower Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
May 31, 2013
(Expressed in US Dollars)

1. Organization and Description of Business

Sky Harvest Windpower Corp. (the "Company") was incorporated in the State of Nevada on February 25, 2005. The Company is a Development Stage Company, as defined by Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 915, DEVELOPMENT STAGE ENTITIES. Its activities to date have been limited to capital formation, organization, and development of its business plan for the exploration and development of wind power projects in Canada. On August 13, 2013, the Company changed its name from "Sky Harvest Windpower Corp." to "Sky Harvest Energy Corp."

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

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, the successful exploitation of economically recoverable electricity in its wind power projects, and the attainment of profitable operations. As at May 31, 2013, the Company has accumulated losses of $7,017,977 since inception. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Sky Harvest Energy Corp.
Formerley Sky Harvest Windpower Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
May 31, 2013
(Expressed in US Dollars)

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

Sky Harvest Energy Corp.
Formerley Sky Harvest Windpower Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
May 31, 2013
(Expressed in US Dollars)

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

Sky Harvest Energy Corp.
Formerley Sky Harvest Windpower Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
May 31, 2013
(Expressed in US Dollars)

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

k. Comprehensive Income

ASC 220, COMPREHENSIVE INCOME, establishes standards for the reporting and display of comprehensive income and its components in the consolidated financial statements. As at May 31, 2013 and May 31, 2012, the Company`s only component of comprehensive income (loss) was foreign currency translation adjustments.

Sky Harvest Energy Corp.
Formerley Sky Harvest Windpower Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
May 31, 2013
(Expressed in US Dollars)

3. Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

4. Property and equipment

                                                     May 31, 2013   May 31, 2012
                                     Accumulated     Net Carrying   Net Carrying
                             Cost    Depreciation       Value          Value
                           -------      -------        -------        -------
                              $            $              $              $
Computer equipment           7,428       (6,223)         1,205            310
Asset under construction        --           --             --         66,060
Wind tower equipment        22,116      (21,921)           195            456
                           -------      -------        -------        -------
                            29,544      (28,144)         1,400         66,826
                           =======      =======        =======        =======

During the year ended May 31, 2013, the Company recorded an impairment loss of $66,831 on its Assets under construction.

5. Note Payable

During the year ended May 31, 2011, the Company received advances from third parties in the amount of $60,324. During the year ended May 31, 2012, the Company repaid $10,324. At May 31, 2013, advances of $50,000 remain outstanding. The amount is unsecured, non-interest bearing and due on demand.

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

As of May 31, 2013, the Company had issued 885,000 shares of common stock to holders of 885,000 shares of exchangeable preferred shares of its subsidiary Keewatin Wind Power Corp., pursuant to them exercising their exchange rights. As of May 31, 2013, there were 15,680,016 outstanding exchangeable shares (May 31, 2012 - 15,680,016 shares).

As the exchangeable shares have already been recognized in connection with the acquisition of Sky Harvest - Saskatchewan, the value ascribed to these shares on exchange is $Nil.

Sky Harvest Energy Corp.
Formerley Sky Harvest Windpower Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
May 31, 2013
(Expressed in US Dollars)

7. Related Party Transactions

a) During the year ended May 31, 2013, the Company incurred $59,761 (2012 - $60,507) to a company controlled by the President and principal shareholder of the Company for management services. During the year ended May 31, 2013, the Company paid a bonus of $nil (2012 - $73,860 (Cdn$75,000)) to the President and principal shareholder of the Company for management services. As at May 31, 2013, the Company is indebted to that company and the Company's President for $86,520 (May 31, 2012 - $21,080), which is non-interest bearing, unsecured and due on demand.

b) On June 18, 2010, the Company entered into a loan agreement with a director for $27,000 which is payable within three months a written demand is received from the note holder. The amount is unsecured and bears interest at 15% per annum. As at May 31, 2013, accrued interest of $11,961 was recorded. During the year ended May 31, 2011, the Company received an advance of $68,480 (CDN$71,000) from the same director. During the year ended May 31, 2012, the Company repaid $38,580 (CDN$40,000). At May 31, 2013, $29,900 (CDN$31,000) is unsecured, non-interest bearing and has no terms of repayment.

c) During the year ended May 31, 2013, the Company incurred $nil (2012 - $104,538) to a company controlled by a director of the Company for legal services.

d) On August 31, 2011, the Company received a disgorgement of swing trading profits of $59,450 from the President of the Company. This amount has been credited to additional paid-in capital.

e) On January 7, 2012, the Company received a disgorgement of swing trading profits of $59,450 from a director of the Company. This amount has been credited to additional paid-in capital.

These related party transactions are recorded at the exchange amount, being the amount established and agreed to by the related parties.

8. Common Stock

a)   During  the  year  ended  May  31,  2013,   the  Company   received   stock
     subscriptions of $49,500 for 198,000 shares of common stock issued on May 29, 2012.

b) On June 21, 2011, the Company closed a private placement consisting of 1,970,000 shares of common stock at a price of $0.25 per share for gross proceeds of $492,500.

c) On May 29, 2012, the Company closed a private placement consisting of 818,000 shares of common stock at a price of $0.25 per share for gross proceeds of $204,500, of which $49,500 is recorded in stock subscriptions receivable at May 31, 2012. In connection with the private placement, the Company issued 33,000 shares of common stock as finders fees. The Company received the remaining proceeds of $49,500 during the fiscal year ended May 31, 2013.

9. Stock Based Compensation

On September 11, 2009, the Company's board of directors adopted the 2009 Stock Option Plan ("2009 Plan") which provides for the granting of stock options to acquire up to 2,900,000 common shares of the Company to eligible employees, officers, directors and consultants of the Company. At May 31, 2013, the Company had 1,650,000 shares of common stock available to be issued under the Plan.

On March 10, 2011, the Company's board of directors adopted the 2011 Stock Option Plan ("2011 Plan") which provides for the granting of stock options to acquire up to 5,000,000 common shares of the Company to eligible employees, officers, directors and consultants of the Company. At May 31, 2013, the Company had 1,410,000 shares of common stock available to be issued under the Plan.

On March 19, 2012, pursuant to the 2011 Plan, the Company granted 990,000 options with immediate vesting to consultants to acquire 990,000 common shares at an exercise price of $0.10 per share exercisable for 5 years and recorded stock-based compensation for the vested options of $69,300, as general and administrative expense.

Sky Harvest Energy Corp.
Formerley Sky Harvest Windpower Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
May 31, 2013
(Expressed in US Dollars)

9. Stock Based Compensation (continued)

The fair value for stock options vested during the years ended May 31, 2013 and May 31, 2012 were estimated at the vesting and granting date using the Black-Scholes option-pricing model. The weighted average assumptions used are as follows:

                                             Year Ended             Year Ended
                                            May 31, 2013           May 31, 2012
                                            ------------           ------------

     Expected dividend yield                    --                        0%
     Risk-free interest rate                    --                     1.16%
     Expected volatility                        --                      702%
     Expected option life (in years)            --                      4.89

The following table summarizes the continuity of the Company's stock options:

                                                       Weighted-Average
                                             Weighted     Remaining
                                             Average     Contractual   Aggregate
                               Number of     Exercise       Term       Intrinsic
                                Options       Price        (years)       Value
                                -------       -----        -------       -----
                                                $                          $
Outstanding: May 31, 2011       3,183,334      0.23
Granted                           990,000      0.10
                               ----------      ----
Outstanding: May 31, 2012
and May 31, 2013                4,173,334      0.20         2.84         251,500
                               ==========      ====         ====         =======

Exercisable: May 31, 2013       4,173,334      0.20         2.84         251,500
                               ==========      ====         ====         =======

At May 31, 2013, there was $nil of unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the 2009 Plan and 2011 Plan.

10. Joint Venture

On February 3, 2012, the Company and its joint venture partner incorporated a British Columbia corporation under the name Levant Energy Inc. ("Levant") for the purposes of developing underground natural gas storage plants in the Republic of Turkey. The Company will initially hold a 65% interest in Levant by investing $500,000. The investment is subject to certain conditions, including completion of further equity or debt funding in order to finance acquisition. The Company's joint venture partner will hold the remaining 35% interest in Levant. At May 31, 2013, the Company and its joint venture partner have not made any contribution to Levant and operations have not yet begun.

Sky Harvest Energy Corp.
Formerley Sky Harvest Windpower Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
May 31, 2013
(Expressed in US Dollars)

11. Commitments and Contingencies

a) On April 5, 2006, the Company's wholly-owned subsidiary, Sky Harvest - Saskatchewan, entered into a Saskatchewan Wind Energy Lease agreement, whereby the lessor granted to Sky Harvest - Saskatchewan the right to use certain lands for development and operation of a wind powered electrical generating facility for the conversion of wind energy into electrical energy. The Company agreed to pay the lessors $2,500 per turbine installed on the land and a 1% royalty on all revenue generated from wind energy on the leased lands. Pursuant to the agreement, the term of the lease shall commence on that date (the "Commencement Date") upon which the Company commences generating and selling electricity through the operation of turbines on the leased lands, and shall end on the 25th anniversary of the Commence Date. The agreement was amended on November 1, 2011. Pursuant to the amendment, in the event that the Commencement Date has not occurred by September 30, 2008, then the Company shall either abandon the lease or pay the sum of Cdn$5,000 per month as a delay rental to keep the lease in good standing up to and including the month in which the Commencement date occurs. The Cdn$5,000 monthly delay rental is only payable when the Company commences generating and selling electricity and will not be accrued until the Commencement Date. . All payments due and owing as of November 1, 2011 shall accrue and be paid in full within 30 days of the Commencement Date. If the Commencement Date has not occurred by December 31, 2016, then the lessors have the right to terminate the agreement upon notice in writing to the Company. At May 31, 2013, the Company has accrued $110,085 of lease payments.

b) On April 15, 2009, the Company's wholly-owned subsidiary, Sky Harvest - Saskatchewan, entered into a Saskatchewan Wind Energy Lease agreement, whereby the lessor granted to Sky Harvest - Saskatchewan the right to use certain lands for development and operation of a wind powered electrical generating facility for the conversion of wind energy into electrical energy. The Company agreed to pay the lessors a 1% royalty on all revenue generated from wind energy on the leased lands. Pursuant to the agreement, the term of the lease shall commence on that date (the "Commencement Date") upon which the Company commences generating and selling electricity through the operation of turbines on the leased lands, and shall end on the 25th anniversary of the Commence Date. The agreement was amended on November 1, 2011. In the event that the Commencement Date has not occurred by September 30, 2010, the Company shall either abandon the lease or pay the sum of Cdn$5,000 per month as a delay rental to keep the lease in good standing up to the and including the month in which the Commencement Date occurs. The Cdn$5,000 monthly delay rental is only payable when the Company commences generating and selling electricity and will not be accrued until the Commencement Date. All payments due and owing as of November 1, 2011 shall accrue and be paid in full within 30 days of the Commencement Date. If the Commencement Date has not occurred by December 31, 2016, then the lessors have the right to terminate the agreement upon notice in writing to the Company. At May 31, 2013, the Company has accrued $40,000 of lease payments.

c) On February 23, 2009, the Company entered into a consulting agreement with a consultant (the "Consultant"). Pursuant to the agreement, the Consultant provided investor relations services for the Company from February 24, 2009 to July 5, 2009. In consideration for the investor relations services, the Company agreed to pay the Consultant $5,000 per month and to issue 15,000 shares of the Company's common stock. At May 31, 2013, the fair value of the 15,000 shares issuable was $6,750 and is included in common stock subscribed.

d) On February 3, 2012, the Company entered into a consulting agreement with a consultant. Pursuant to the agreement, the consultant will introduce the Company potential acquisition and investment opportunities in the energy sector, as well as any related sectors. If the Company completes an acquisition of any interest in any company or assets as a result of the consultant's introduction to investment opportunity, the Company shall pay the consultant a success fee equal to 10% of the value of the transaction in shares of the Company's common stock. The Company may also pay such success fees in cash, or a combination of shares and cash. If the Company completes transactions as a result of the consultant's introductions with an aggregate value of at least $3,000,000, including any concurrent financings, the consultant shall have the option to cause the Company to enter into an employment agreement with him, join the Company's Board of Directors, and be appointed as the Company's President and Chief Executive Officer. The term of the agreement is three years.

Sky Harvest Energy Corp.
Formerley Sky Harvest Windpower Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
May 31, 2013
(Expressed in US Dollars)

12. Income Taxes

The Company has net operating losses carried forward of $2,793,300 (2012 - $2,594,600) available to offset taxable income in future years which expire beginning in fiscal 2021.

The Company is subject to United States federal and state income taxes at an approximate rate of 35%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company's income tax expense as reported is as follows:

                                                May 31, 2013        May 31, 2012
                                                ------------        ------------
                                                     $                   $
Net loss before income taxes per
 financial statements                             (266,441)           (614,009)
Income tax rate                                         35%                 35%
Income tax recovery                                (93,254)           (214,903)
Permanent differences                                   --              21,141
Temporary differences                               23,740                 244
Change in valuation allowance                       69,514             193,518
                                                 ---------           ---------
Provision for income taxes                              --                  --
                                                 =========           =========

The significant components of deferred income tax assets and liabilities at May 31, 2013 and 2012 are as follows:

                                                May 31, 2013        May 31, 2012
                                                ------------        ------------
                                                     $                   $

Net operating loss carry-forward                   977,641             908,127
Valuation allowance                               (977,641)           (908,127)
                                                 ---------           ---------
Net deferred income tax asset                           --                  --
                                                 =========           =========

13. Subsequent Events

In accordance with ASC 855, Subsequent Events, the Company has evaluated subsequent events through the date of issuance of the unaudited interim consolidated financial statements. Subsequent to the fiscal period ended May 31, 2013, the Company did not have any material recognizable subsequent events except the following:

a) On July 5, 2013, the Company entered into an asset purchase agreement with Kelso Energy Ltd. and Barry Ireland (the "Vendors") whereby the Company acquired all the property, assets and undertaking of the vertical axis wind turbine manufacturing and sales business as a going concern, including all intellectual property rights, leasehold interests in two manufacturing facilities and related equipment, client and contact lists, and unfulfilled purchase orders.

     In connection with the acquisition, the Company has incorporated a wholly-owned subsidiary under the name "Sky Vertical Technologies Inc." ("Sky Vertical") which holds the assets and will undertake operations.

     In consideration of the transfer of these assets, the Company agreed to pay a total of $65,000, issue 650,000 shares of common stock of the Company, and grant incentive stock options to acquire up to 550,000 shares of common stock of the Company at a price of $0.10 per share for a period of five years. In addition, the Vendors will receive 500,000 voting shares of Sky Vertical by the date that Sky Harvest files a prospectus or registration statement in any jurisdiction with a view to having its shares trade publicly on a recognized stock exchange or quotation system. As well, the Vendors are entitled to a royalty from the Company of $200 for every vertical axis wind turbine that the Company sells for a period of ten years.

Sky Harvest Energy Corp.
Formerley Sky Harvest Windpower Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
May 31, 2013
(Expressed in US Dollars)

13. Subsequent Events (continued)

b) On July 5, 2013, the Company's wholly-owned subsidiary, Sky Vertical, entered into an employment agreement with its manager of operations whereby Sky Vertical agreed to pay a monthly salary of Cdn$10,000. The base salary will increase effective on each anniversary of the effective date of this agreement by at least 2% of the base salary in effect at the time. The manager of operations shall be entitled to participate in Sky Vertical's incentive stock option plan when adopted and be entitled to be granted 20% of the total stock options available.

c) On July 9, 2013, the Company granted stock options to two consultants of the Company to acquire up to 500,000 shares of its common stock at a price of $0.10 per share for a period of five years. This grant is pursuant to the Company's 2011 Stock Option Plan.

d) On August 13, 2013, the Company changed its name from "Sky Harvest Windpower Corp." to "Sky Harvest Energy Corp."

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL MATTERS

None

ITEM 9A. CONTROLS AND PROCEDURES

A. DISCLOSURE CONTROLS AND PROCEDURES

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Securities Exchange Act of 1934, the Company's principal executive officer and principal financial officer evaluated the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) for the period covered by this Annual Report on Form 10-K as of our fiscal year end, May 31, 2013. Based on this evaluation, this officer concluded that as of the end of the period covered by this Annual Report on Form 10-K, these disclosure controls and procedures were adequate to ensure that the information required to be disclosed by the Company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and include controls and procedures designed to ensure that such information is accumulated and communicated to the Company's management, including the Company's principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal controls over financial reporting were not effective as of May 31, 2013 and were subject to material weaknesses.

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

C. CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

During the fiscal year ended May 31, 2013, there were no changes in internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

As of the date of this report, our directors and executive officers, their ages, positions held, and date of election or appointment, are as follows:

                                                           Date First Elected or
Name               Position Held with our Company    Age        Appointed
----               ------------------------------    ---        ---------
William Iny        President, CEO, CFO, Secretary     63     September 1, 2010
                   and Treasurer
                   Director                                  May 23, 2006

Harry Bauskin      Director                           62     April 14, 2011

Patricia J. Shorr  Director                           54     April 28, 2011

Greg Yanke         Director                           43     June 14, 2011

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

OTHER COMMITTEES

All proceedings of our board of directors for the year ended May 31, 2013 were conducted by telephone conference or by resolutions consented to in writing by our directors and filed with the minutes of the proceedings of the board of directors. Our company currently does not have nominating, compensation or audit committees or committees performing similar functions nor does our company have a written nominating, compensation or audit committee charter. Our board of directors believes that it is not necessary to have such committees, at this time, because they can adequately perform the functions of such committees.

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

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION

The particulars of compensation paid over the past two fiscal years to the following persons:

     *    All individuals serving as our principal executive officer;
     *    All individuals serving as our principal financial officer;
     * our three most highly compensated executive officers who were serving as executive officers at the end of the year ended May 31, 2013 whose total annual compensation exceeded $100,000; and
     * up to two additional individuals for whom disclosure would have been provided above but for the fact that the individual was not serving as our executive officer at the end of the most recently completed financial year, whom we refer to collectively as the "named executive officers", for the year ended May 31, 2013, are set out in the following summary compensation table:

                                                                   Non-Equity      Nonqualified
 Name and                                                          Incentive         Deferred
 Principal                                  Stock       Option        Plan         Compensation     All Other
 Position     Year   Salary($)  Bonus($)   Awards($)   Awards($)  Compensation($)   Earnings($)   Compensation($)  Totals($)
 --------     ----   ---------  --------   ---------   ---------  ---------------   -----------   ---------------  ---------
William       2013        Nil       Nil      Nil          Nil           Nil             Nil          59,761 (1)      59,761
Iny           2012        Nil       Nil      Nil          Nil           Nil             Nil         134,367 (1)     134,367
President,    2011        Nil       Nil      Nil      152,500           Nil             Nil          63,241 (1)     215,741
CEO, CFO,
Secretary
& Treasurer

----------
1. Management fees and bonus paid to a company controlled by Mr. Iny.

DIRECTOR COMPENSATION POLICY

Our board of directors does not receive compensation for acting in such capacity. On occasion, our directors will receive compensation for services that they provide to us. The following table provides information regarding compensation that we have provided to our directors during the fiscal year ended May 31, 2011:

                                                                      Change in
                                                                       Pension
                                                                      Value and
                   Fees                              Non-Equity      Nonqualified
                  Earned                             Incentive         Deferred
                 Paid in      Stock      Option        Plan          Compensation      All Other
    Name         Cash($)     Awards($)  Awards($)  Compensation($)    Earnings($)    Compensation($)   Total($)
    ----         -------     ---------  ---------  ---------------    -----------    ---------------   --------
William Iny        Nil         Nil           Nil       Nil               Nil            59,761 (1)       Nil

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

OPTION EXERCISES AND STOCK VESTED TABLE

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

William Iny        Nil               Nil               Nil              Nil

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table reflects, as of September 2, 2013, the beneficial common stock ownership of: (a) each of our directors, (b) each executive officer, (c) each person known by us to be a beneficial holder of five percent (5%) or more of our common stock, and (d) all of our executive officers and directors as a group:

Beneficial ownership is determined in accordance with the rules of the SEC. Shares of common stock subject to options currently exercisable or exercisable within 60 days of September 2, 2013, are deemed outstanding for computing the percentage ownership of the stockholder holding the options or warrants, but are not deemed outstanding for computing the percentage ownership of any other stockholder. Unless otherwise indicated in the footnotes to this table, we believe stockholders named in the table have sole voting and sole investment power with respect to the shares set forth opposite such stockholder's name. Percentage of ownership is based on 33,203,016 shares of common stock outstanding as of September 2, 2013.

                                                  Amount and
                                                   Nature of
                                                  Beneficial       Percent of
Name and Address of Beneficial Shareholder        Ownership (1)     Class (2)
------------------------------------------        -------------     ---------

William Iny                                      10,347,447 (3)       31.8%
1200 West 73rd Street, 11th Floor
Vancouver, British Columbia

Greg Yanke                                        9,882,128 (4)       30.4%
1200 West 73rd Street, 11th Floor
Vancouver, British Columbia

Harry Bauskin                                     4,759,000 (5)       14.6%
1200 West 73rd Street, 11th Floor
Vancouver, British Columbia

Patricia J. Shorr                                   350,000 (6)        1.1%
1200 West 73rd Street, 11th Floor
Vancouver, British Columbia

Directors and officers as a
 group (4 persons)                               25,338,575           77.8%

----------
1. Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.
2. The percentage of class is based on 33,203,016 shares of common stock issued and outstanding as of September 2, 2013. This total includes 15,680,016 shares of common stock that are reserved for issuance in exchange for certain exchangeable securities of the Company's subsidiary Keewatin Windpower Inc.
3. Total consists of: 9,114,113 shares of the Company's common stock beneficially owned by Mr. Iny and incentive stock options to purchase up to 1,233,334 shares of the Company's common stock.
4. Total consists of: 9,357,128 shares of the Company's common stock beneficially owned by Mr. Yanke and incentive stock options to purchase up to 525,000 shares of the Company's common stock.
5. Total consists of: 1,334,000 shares of the Company's common stock beneficially owned by Mr. Bauskin, 2,900,000 shares of the Company's common stock owned by Plein Sprung Energy Partnership, of which Mr. Bauskin is a limited partnership, and incentive stock options to purchase up to 525,000 shares of the Company's common stock.
6. Total consists of incentive stock options to purchase up to 350,000 shares of the Company's common stock.

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

     1. During the year ended May 31, 2013, the Company paid or accrued $59,761 (year ended May 31, 2012 - $60,507) in management fees to a company owned by William Iny, our president.

     2. During the year ended May 31, 2010, one of our directors, Greg Yanke, loaned the Company $27,000. The amount is unsecured and accrues interest at an annual rate of 15%. As at May 31, 2013, accrued interst of $11,961 on the loan has been recorded.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

AUDIT FEES

For the years ended May 31, 2013 and 2012, the aggregate fees billed by PLS CPA, our independent accountant, for professional services rendered for the audit of our annual consolidated financial statements included in our annual report on Form 10-K were:

           2013      $24,000
           2012      $24,000

AUDIT RELATED FEES

For the years ended May 31, 2013 and 2012, the aggregate fees billed for assurance and related services by PLS CPA relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above, was:

           2013      Nil
           2012      Nil

TAX FEES

For the years ended May 31, 2013 and 2012, the aggregate fees billed by PLS CPA for other non-audit professional services, other than those services listed above, totalled:

           2013      Nil
           2012      Nil

We do not use PLS CPA for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers. We do not engage PLS CPA to provide compliance outsourcing services.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before PLS CPA is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

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

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following consolidated financial statements of Sky Harvest Energy Corp. and its subsidiary are filed as part of this Form 10-K:

Statements

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of May 31, 2013 and 2012
Consolidated Statements of Operations for the years ended May 31, 2013 and 2012 and for the period since inception
Consolidated Statements of Cash Flows for the years ended May 31, 2013 and 2012 and for the period since inception
Consolidated Statement of Stockholders' Equity for the years ended May 31, 2013 and 2012 and for the period since inception
Notes to the Consolidated Annual Financial Statements

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

SKY HARVEST ENERGY CORP.


/s/ William Iny
--------------------------------------------
William Iny
Chief Executive Officer and Chief Financial
Officer Principal Executive Officer,
Principal Accounting Officer and Principal
Financial Officer
Date: October 16, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


/s/ William Iny
--------------------------------------------
William Iny
President, Chief Executive Officer, Chief
Financial Officer , President, Treasurer,
Secretary, and Director, Principal Executive
Officer, Principal Accounting Officer and
Principal Financial Officer
Date: October 16, 2013