Form 10-Q
period 2013-08-31
Sky Harvest Energy Corp.
filed 2013-10-28
CIK 1332445

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 For the quarterly period ended August 31, 2013
                                       or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

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

33,203,016 shares of common stock are issued and outstanding as of October 28, 2013 (including 15,680,016 shares of common stock reserved for issuance in exchange for certain outstanding exchangeable securities of the registrant).

                                      INDEX

                                                                            Page
                                                                            ----
PART I FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)                                       3

          CONSOLIDATED BALANCE SHEETS as of August 31, 2013 and
          May 31, 2013                                                         3

          CONSOLIDATED STATEMENTS OF OPERATIONS for the Three Months Ended
          August 31, 2013 and 2012, and for the period since inception         4

          CONSOLIDATED STATEMENTS OF CASH FLOWS for the Three Months Ended
          August 31, 2013 and 2012, and for the period since inception         5

          NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS     6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                12

Item 3   Quantitative and Qualitative Disclosures About Market Risk           16

Item 4.  Controls and Procedures                                              16

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings                                                    17

Item 1A. Risk Factors                                                         17

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds          17

Item 3.  Defaults Upon Senior Securities                                      17

Item 4.  Mine Safety Disclosures                                              17

Item 5.  Other Information                                                    17

Item 6.  Exhibits                                                             18

SIGNATURES                                                                    20

                          PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Sky Harvest Energy Corp.
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in US Dollars)
(Unaudited)

                                                                        August 31,             May 31,
                                                                           2013                 2013
                                                                        ----------           ----------
                                                                            $                    $
ASSETS

Current Assets
  Cash and cash equivalents                                                 43,124              103,439
  Other receivables                                                          7,530                5,742
  Prepaid expenses                                                          11,576                1,138
                                                                       -----------          -----------
Total Current Assets                                                        62,230              110,319

Property and equipment, net (Note 4)                                         6,742                1,400
Intangible assets (Note 5)                                                 193,730                   --
                                                                       -----------          -----------

Total Assets                                                               262,702              111,719
                                                                       ===========          ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities
  Accounts payable                                                         193,019              183,485
  Accrued liabilities                                                       31,441                  347
  Due to related parties (Note 8)                                          195,517              155,381
  Note payable (Note 6)                                                     50,000               50,000
                                                                       -----------          -----------

Total Liabilities                                                          469,976              389,213
                                                                       -----------          -----------
Stockholders' Deficit
  Preferred Stock:
    Authorized: 10,000,000 shares, $0.001 par value
    Issued and outstanding: 1 share (May 31, 2013  - 1 share)                   --                   --
  Common Stock:
    Authorized: 100,000,000 shares, $0.001 par value
    Issued and outstanding: 33,203,016 shares
    (May 31, 2013 - 32,553,016 shares)                                      33,203               32,553
  Additional paid-in capital                                             6,973,627            6,707,278
  Common stock subscribed (Note 12)                                          6,750                6,750
  Accumulated other comprehensive loss                                      15,417               (6,098)
  Deficit accumulated during the development stage                      (7,236,272)          (7,017,977)
                                                                       -----------          -----------
Total Stockholders' Deficit                                               (207,275)            (277,494)
                                                                       -----------          -----------

Total Liabilities and Stockholders' Deficit                                262,702              111,719
                                                                       ===========          ===========


Continuing operations (Note 1)
Commitments and contingencies (Note 12)

              (The accompanying notes are an integral part of these
                       consolidated financial statements)

Sky Harvest Energy Corp.
(A Development Stage Company)
Consolidated Statements of Operations
(Expressed in US Dollars, except number of shares)
(Unaudited)

                                                           Accumulated from         For the              For the
                                                           February 25, 2005      Three Months         Three Months
                                                        (Date of Inception) to       Ended                Ended
                                                              August 31,           August 31,           August 31,
                                                                 2013                 2013                 2012
                                                             ------------         ------------         ------------
                                                                  $                    $                    $
Expenses
  Consulting fees                                                 504,934               54,000                   --
  Engineering and development                                     613,397                1,167               15,605
  Management fees (Note 8)                                        909,444              114,736               14,838
  Professional fees                                               566,752               13,038               21,859
  General and administrative                                    1,853,355               17,909               10,583
  Acquired development costs                                      242,501                   --                   --
                                                             ------------         ------------         ------------
Operating loss                                                 (4,690,383)            (200,850)             (62,885)

Other Income (Loss)
  Impairment loss                                              (2,618,271)                  --                   --
  Interest income                                                  89,391                   --                    9
  Foreign exchange gain (loss)                                     (5,022)             (17,445)              50,571
  Settlement of debt                                              (11,987)                  --                   --
                                                             ------------         ------------         ------------
Net loss                                                       (7,236,272)            (218,295)             (12,305)

Other Comprehensive Income (Loss)
  Foreign currency translation adjustments                         15,417               21,515              (55,434)
                                                             ------------         ------------         ------------

Comprehensive loss                                             (7,220,855)            (196,780)             (67,739)
                                                             ============         ============         ============

Net loss per common share - basic and diluted                                            (0.01)               (0.00)
                                                                                  ------------         ------------

Weighted average number of common stock outstanding                                 32,956,000           32,553,000
                                                                                  ------------         ------------


              (The accompanying notes are an integral part of these
                       consolidated financial statements)

Sky Harvest Energy Corp.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US Dollars)
(Unaudited)

                                                               Accumulated from         For the              For the
                                                               February 25, 2005      Three Months         Three Months
                                                            (Date of Inception) to       Ended                Ended
                                                                  August 31,           August 31,           August 31,
                                                                     2013                 2013                 2012
                                                                 ------------         ------------         ------------
                                                                      $                    $                    $
Operating activities
  Net loss for the period                                          (7,236,272)            (218,295)             (12,305)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
     Depreciation                                                      24,892                  187                  215
     Stock-based compensation                                       1,744,564              134,999                   --
     Impairment loss                                                2,618,271                   --                   --
     Loss (gain) on settlement of debt                                 11,987                   --                   --
     Acquired development costs                                       242,501                   --                   --
  Changes in operating assets and liabilities:
     Prepaid expenses                                                     558              (10,438)                  --
     Accrued interest                                                     244                   --                  774
     Accounts payable and accrued liabilities                         181,152               14,987               17,724
     Account receivable                                               (25,887)              (1,788)               9,329
     Note receivable                                                 (280,000)                  --                   --
     Due to related parties                                           134,039               40,593               19,240
                                                                 ------------         ------------         ------------
Net cash flows (used in) provided by operating activities          (2,583,951)             (39,755)              34,977
                                                                 ------------         ------------         ------------
Investing activities
  Purchase of equipment                                               (30,709)              (5,545)              (1,660)
  Purchase of intangible assets                                       (36,089)             (36,089)                  --
  Purchase of short-term investments                               (2,472,839)                  --                   --
  Redemption of short-term investments                              2,493,484                   --                   --
  Cash acquired from acquisition                                       21,016                   --                   --
                                                                 ------------         ------------         ------------
Net cash flows used in investing activities                           (25,137)             (41,634)              (1,660)
                                                                 ------------         ------------         ------------
Financing activities
  Proceeds from common stock issuances                              2,415,249                   --               49,500
  Proceeds from (repayment of) related party loans                     62,854                   --                   --
  Proceeds from (repayment of) note payable                            50,000                   --                   --
  Proceeds from swing sale disgorgement                               118,900                   --                   --
                                                                 ------------         ------------         ------------
Net cash flows provided by financing activities                     2,647,003                   --               49,500
                                                                 ------------         ------------         ------------

Effect of exchange rate changes on cash                                 5,209               21,074              (57,200)
                                                                 ------------         ------------         ------------

Increase (Decrease) in cash and cash equivalents                       43,124              (60,315)              25,617

Cash and cash equivalents - beginning of period                            --              103,439              144,686
                                                                 ------------         ------------         ------------

Cash and cash equivalents - end of period                              43,124               43,124              170,303
                                                                 ============         ============         ============

Supplemental Cash Flow and Other Disclosures (Note 13)

              (The accompanying notes are an integral part of these
                       consolidated financial statements)

Sky Harvest Energy Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
August 31, 2013
(Expressed in US Dollars)
(Unaudited)

1. Organization and Description of Business

Sky Harvest Energy Corp. (the "Company") was incorporated in the State of Nevada on February 25, 2005. The Company is a Development Stage Company, as defined by Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 915, Development Stage Entities. Its activities to date have been limited to capital formation, organization, development of its business plan for the exploration and development of wind power projects in Canada and manufacturing and selling wind turbines. On August 13, 2013, the Company changed its name from "Sky Harvest Windpower Corp." to "Sky Harvest Energy Corp."

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

On July 5, 2013, the Company entered into an asset purchase agreement whereby the Company acquired all the property, assets and undertaking of the vertical axis wind turbine manufacturing and sales business as a going concern, including all intellectual property rights, leasehold interests in two manufacturing facilities and related equipment, client and contact lists, and unfulfilled purchase orders. In connection with the asset acquisition, the Company has incorporated a wholly-owned subsidiary under the name "Sky Vertical Technologies Inc." ("Sky Vertical") which holds the assets and will undertake operations.

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, the successful exploitation of economically recoverable electricity in its wind power projects, and the attainment of profitable operations. As at August 31, 2013, the Company has accumulated losses of $7,236,272 since inception. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management plans to raise additional funds through debt and equity offerings. Management has yet to decide what type of offering the Company will use or how much capital the Company will attempt to raise and on what terms. There is however no assurance that the Company will be able to raise any additional capital through any type of offering on terms acceptable to the Company.

2. Significant Accounting Polices

a. Basis of Accounting

The Company's consolidated financial statements are prepared using the accrual method of accounting. These consolidated statements include the accounts of the Company and its wholly-owned subsidiaries Keewatin Windpower Inc., Sky Harvest - Saskatchewan and Sky Vertical. All significant intercompany transactions and balances have been eliminated. The Company has elected a May 31 year-end.

b. Interim Financial Statements

The interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Securities and Exchange Commission ("SEC") Form 10-Q. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended May 31, 2013, included in the Company's Annual Report on Form 10-K filed on October 16, 2013 with the SEC.

Sky Harvest Energy Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
August 31, 2013
(Expressed in US Dollars)
(Unaudited)

2. Significant Accounting Polices (continued)

b. Interim Financial Statements (continued)

The consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the option of management, are necessary to present fairly the Company's financial position at August 31, 2013, and the results of its operations and cash flows for the three months ended August 31, 2013. The results of operations for the three months ended August 31, 2013, are not necessarily indicative of the results to be expected for future quarters or the full year.

3. Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

4. Property and equipment

                                                  August 31, 2013   May 31, 2013
                                   Accumulated     Net Carrying     Net Carrying
                           Cost    Depreciation       Value            Value
                           ----    ------------       -----            -----
                             $          $               $                $
Computer equipment          7,314      (6,247)         1,067           1,205
Asset under construction    5,545          --          5,545              --
Wind tower equipment       22,116     (21,986)           130             195
                         --------    --------       --------        --------
                           34,975     (28,233)         6,742           1,400
                         ========    ========       ========        ========

5. Intangible Assets

On July 5, 2013, the Company entered into an asset purchase agreement whereby the Company acquired various assets related to vertical axis wind turbine manufacturing. In connection with the acquisition, the Company has incorporated a wholly-owned subsidiary under the name Sky Vertical, which holds the assets and will undertake operations.

In consideration of the transfer of these assets, the Company agreed to pay a total of Cdn$65,000 (Cdn$38,000 paid as at August 31, 2013 with the balance accrued at August 31, 2013 and paid subsequent to August 31, 2013), issue 650,000 shares (issued) of common stock of the Company, and grant incentive stock options to acquire up to 550,000 shares (issued) of common stock of the Company at a price of $0.10 per share for a period of five years. In addition, the Vendors will receive 500,000 voting shares of Sky Vertical by the date that Sky Harvest files a prospectus or registration statement in any jurisdiction with a view to having its shares trade publicly on a recognized stock exchange or quotation system. As well, the Vendors are entitled to a royalty from the Company of $200 for every vertical axis wind turbine that the Company sells for a period of ten years. The Company has recorded the assets at the cost of acquiring the assets of $193,730.

6. Note Payable

During the year ended May 31, 2011, the Company received advances from third parties in the amount of $60,324. During the year ended May 31, 2012, the Company repaid $10,324. At August 31, 2013, advances of $50,000 remain outstanding. The amount is unsecured, non-interest bearing and due on demand.

Sky Harvest Energy Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
August 31, 2013
(Expressed in US Dollars)
(Unaudited)

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

As of August 31, 2013, the Company had issued 885,000 shares of common stock to holders of 885,000 shares of exchangeable preferred shares of its subsidiary Keewatin Wind Power Corp., pursuant to them exercising their exchange rights. As of August 31, 2013, there were 15,680,016 outstanding exchangeable shares (May 31, 2013 - 15,680,016 shares).

As the exchangeable shares have already been recognized in connection with the acquisition of Sky Harvest - Saskatchewan, the value ascribed to these shares on exchange is $Nil.

8. Related Party Transactions

a) During the three months ended August 31, 2013, the Company incurred $14,459 (2012 - $14,838) to a company controlled by the President and principal shareholder of the Company for management services. As at August 31, 2013, the Company is indebted to that company and the Company's President for $103,054 (May 31, 2013 - $86,520), which is non-interest bearing, unsecured and due on demand.

b) On June 18, 2010, the Company entered into a loan agreement with a director for $27,000 which is payable within three months a written demand is received from the note holder. The amount is unsecured and bears interest at 15% per annum. As at August 31, 2013, accrued interest of $12,982 was recorded. During the year ended May 31, 2011, the Company received an advance of $67,429 (CDN$71,000) from the same director. During the year ended May 31, 2012, the Company repaid $37,988 (CDN$40,000). At August 31, 2013, $29,441 (CDN$31,000) is unsecured, non-interest bearing and has no terms of repayment.

c) During the three months ended August 31, 2013, the Company incurred $19,278 (Cdn$20,000) (2012 - $nil) to the manager of operations of Sky Vertical for management services. As at August 31, 2013, the Company is indebted to the manager of operations for $18,519 (Cdn$19,500), which is non-interesting bearing, unsecured and due on demand.

d) As at August 31, 2013, the Company is indebted to the President of Sky Vertical for $4,520, which represents asset purchase cost and other general and administration expense paid on behalf of the Company. The amount is non-interest bearing, unsecured and due on demand.

e) On July 9, 2013, the Company issued 300,000 stock options to the President of Sky Vertical at a fair value of $81,000.

These related party transactions are recorded at the exchange amount, being the amount established and agreed to by the related parties.

9. Common Stock

On July 5, 2013, the Company issued 650,000 shares of common stock at a fair value of $71,500 pursuant to the asset purchase agreement described in Note 12.

Sky Harvest Energy Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
August 31, 2013
(Expressed in US Dollars)
(Unaudited)

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

On March 10, 2011, the Company's board of directors adopted the 2011 Stock Option Plan ("2011 Plan") which provides for the granting of stock options to acquire up to 5,000,000 common shares of the Company to eligible employees, officers, directors and consultants of the Company. At August 31, 2013, the Company had 360,000 shares of common stock available to be issued under the Plan.

On July 5, 2013, pursuant to the asset purchase agreement as described in Note 12, the Company granted 550,000 options under the 2011 Plan with immediate vesting to acquire 550,000 common shares at an exercise price of $0.10 per share exercisable for 5 years and recorded stock-based compensation for the vested options of $60,500, as cost of acquiring the intangible assets.

On July 9, 2013, the Company granted 200,000 stock options to an advisor of the Company and 300,000 stock options to the President of Sky Vertical with an exercise price of $0.10 per share and exercisable for a period of five years. This grant is pursuant to the Company's 2011 Stock Option Plan. The Company recorded stock-based compensation of $54,000 as consulting fees and $81,000 as management fees.

The fair value for stock options vested during the three month period ended August 31, 2013 and 2012 were estimated at the vesting and granting date using the Black-Scholes option-pricing model. The weighted average assumptions used are as follows:

                                                  Three Months      Three Months
                                                     Ended             Ended
                                                   August 31,        August 31,
                                                      2013              2012
                                                    --------          --------
Expected dividend yield                                 0%               --
Risk-free interest rate                              1.55%               --
Expected volatility                                   400%               --
Expected option life (in years)                       5.00               --

The following table summarizes the continuity of the Company's stock options:

                                                         Weighted-
                                              Weighted    Average    Aggregate
                                              Average   Contractual  Remaining
                                 Number of   Exercise      Term      Intrinsic
                                  Options      Price      (years)      Value
                                  -------      -----      -------      -----
                                                 $                       $

Outstanding: May 31, 2013        4,173,334      0.20
Granted                          1,050,000      0.10
                                 ---------      ----

Outstanding: August 31, 2013     5,223,334      0.18       3.30       534,750
                                 =========      ====       ====       =======

Exercisable: August 31, 2013     5,223,334      0.18       3.30       534,750
                                 =========      ====       ====       =======

At August 31, 2013, there was $nil of unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the 2009 Plan and 2011 Plan.

Sky Harvest Energy Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
August 31, 2013
(Expressed in US Dollars)
(Unaudited)

11. Joint Venture

On February 3, 2012, the Company and its joint venture partner incorporated a British Columbia corporation under the name Levant Energy Inc. ("Levant") for the purposes of developing underground natural gas storage plants in the Republic of Turkey. The Company will initially hold a 65% interest in Levant by investing $500,000. The investment is subject to certain conditions, including completion of further equity or debt funding in order to finance acquisition. The Company's joint venture partner will hold the remaining 35% interest in Levant. At August 31, 2013, the Company and its joint venture partner have not made any contribution to Levant and operations have not yet begun.

12. Commitments and Contingencies

a) On April 5, 2006, the Company's wholly-owned subsidiary, Sky Harvest - Saskatchewan, entered into a Saskatchewan Wind Energy Lease agreement, whereby the lessor granted to Sky Harvest - Saskatchewan the right to use certain lands for development and operation of a wind powered electrical generating facility for the conversion of wind energy into electrical energy. The Company agreed to pay the lessors $2,500 per turbine installed on the land and a 1% royalty on all revenue generated from wind energy on the leased lands. Pursuant to the agreement, the term of the lease shall commence on that date (the "Commencement Date") upon which the Company commences generating and selling electricity through the operation of turbines on the leased lands, and shall end on the 25th anniversary of the Commence Date. The agreement was amended on November 1, 2011. Pursuant to the amendment, in the event that the Commencement Date has not occurred by September 30, 2008, then the Company shall either abandon the lease or pay the sum of Cdn$5,000 per month as a delay rental to keep the lease in good standing up to and including the month in which the Commencement date occurs. The Cdn$5,000 monthly delay rental is only payable when the Company commences generating and selling electricity. The Company has not accrued since March 2013. All payments due and owing as of November 1, 2011 shall accrue and be paid in full within 30 days of the Commencement Date. If the Commencement Date has not occurred by December 31, 2016, then the lessors have the right to terminate the agreement upon notice in writing to the Company. At August 31, 2013, the Company has accrued $110,085 (May 31, 2013
     - $110,085) of lease payments.

b) On April 15, 2009, the Company's wholly-owned subsidiary, Sky Harvest - Saskatchewan, entered into a Saskatchewan Wind Energy Lease agreement, whereby the lessor granted to Sky Harvest - Saskatchewan the right to use certain lands for development and operation of a wind powered electrical generating facility for the conversion of wind energy into electrical energy. The Company agreed to pay the lessors a 1% royalty on all revenue generated from wind energy on the leased lands. Pursuant to the agreement, the term of the lease shall commence on that date (the "Commencement Date") upon which the Company commences generating and selling electricity through the operation of turbines on the leased lands, and shall end on the 25th anniversary of the Commence Date. The agreement was amended on November 1, 2011. In the event that the Commencement Date has not occurred by September 30, 2010, the Company shall either abandon the lease or pay the sum of Cdn$5,000 per month as a delay rental to keep the lease in good standing up to the and including the month in which the Commencement Date occurs. The Cdn$5,000 monthly delay rental is only payable when the Company commences generating and selling electricity. The Company has not accrued since March 2013. All payments due and owing as of November 1, 2011 shall accrue and be paid in full within 30 days of the Commencement Date. If the Commencement Date has not occurred by December 31, 2016, then the lessors have the right to terminate the agreement upon notice in writing to the Company. At August 31, 2013, the Company has accrued $40,000 (May 31, 2013 - $40,000) of lease payments.

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

Sky Harvest Energy Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
August 31, 2013
(Expressed in US Dollars)
(Unaudited)

12. Commitments and Contingencies (continued)

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

e) On July 5, 2013, the Company's wholly-owned subsidiary, Sky Vertical, entered into an employment agreement with its manager of operations whereby Sky Vertical agreed to pay a monthly salary of Cdn$10,000. The base salary will increase effective on each anniversary of the effective date of this agreement by at least 2% of the base salary in effect at the time. The manager of operations shall be entitled to participate in Sky Vertical's incentive stock option plan when adopted and be entitled to be granted 20% of the total stock options available.

13. Supplemental Cash Flow and Other Disclosures

                                                           Accumulated from         For the              For the
                                                           February 25, 2005      Three Months         Three Months
                                                        (Date of Inception) to       Ended                Ended
                                                              August 31,           August 31,           August 31,
                                                                 2013                 2013                 2012
                                                             ------------         ------------         ------------
                                                                  $                    $                    $
Supplementary disclosures:
  Interest paid                                                      --                   --                   --
  Income taxes paid                                                  --                   --                   --
Significant non-cash investing and financing activities:
  Stock issuance for acquisition                              2,601,077                   --                   --
  Increase intangible asset due to acquisition                2,551,400                   --                   --
  Accounts payable increased due to acquisition                  30,986                   --                   --
  Stock issuance for finders fee                                  8,250                   --                   --
  Stock issuance for intangible assets                           71,500               71,500                   --
  Stock options issued for intangible assets                     60,500               60,500                   --
                                                              ---------            ---------            ---------

14. Subsequent Events

In accordance with ASC 855, Subsequent Events, the Company has evaluated subsequent events through the date of issuance of the unaudited interim consolidated financial statements. Subsequent to the fiscal period ended August 31, 2013, the Company did not have any material recognizable subsequent events except the following:

a) Subsequent to August 31, 2013, the Company paid the balance of Cdn$27,000 to Barry Ireland pursuant to the asset purchase agreement as described in
     Note 12 in consideration of the transfer of the assets.

b) On September 4, 2013, a director of Sky Vertical provided a loan in the amount of $24,986 to the Company. The loan is non-interest bearing, unsecured and due on demand.

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

Our consolidated financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles. In this quarterly report, unless otherwise specified, all references to "common shares" refer to the common shares in our capital stock and the terms "we", "us" and "our", "the Company" and "Sky Harvest" mean Sky Harvest Energy Corp., a Nevada Corporation and its subsidiaries.

CORPORATE OVERVIEW

We were incorporated in the State of Nevada on February 25, 2005. We are a development stage company in the business of manufacturing and selling vertical axis wind turbines, as well as acquiring interests in land for the purpose of electrical power generation through the use of wind energy. We have not generated any revenue from operations since our incorporation. We do not anticipate earning any revenue until we commence selling vertical axis wind turbines, which will require additional funding.

RESULTS OF OPERATIONS

The following summary of our results of operations should be read in conjunction with our unaudited interim consolidated financial statements for the fiscal quarter ended August 31, 2013, which are included herein.

                                        Three months ended August 31,
                                2013          2012        Increase/(Decrease)
                              --------      --------     ---------------------
                                 $             $             $             %
Revenue                              0             0            0          N/A
Expenses                       200,850        62,885      137,965        219.4%
Foreign exchange (gain) loss    17,445       (50,571)      68,016          N/A
Interest income                      0            (9)           9          N/A
                              --------      --------     --------      -------
Net Loss                       218,295        12,305      205,990       1674.0%
                              ========      ========     ========      =======

REVENUES

We recorded a net operating loss of $218,295 for the fiscal quarter ended August 31, 2013 and have an accumulated deficit of $7,220,855 since inception. We have had no operating revenue since our inception on February 25, 2005 through to the fiscal quarter ended August 31, 2013. We anticipate that we will not generate any revenue while we are a development stage company.

EXPENSES

Our expenses for the three months ended August 31, 2013 and 2012 are outlined below:

                                        Three months ended August 31,
                                2013          2012        Increase/(Decrease)
                              --------      --------     ---------------------
                                 $             $             $             %
Consulting fees                 54,000             0       54,000         N/A
Engineering and development      1,167        15,605      (14,438)      (92.5%)
Management fees                114,736        14,838       99,898       673.3%
Professional fees               13,038        21,859       (8,821)      (40.4%)
General and administrative      17,909        10,583        7,326        69.2%
                              --------      --------     --------       -----
Net Operating Loss             200,850        62,885      137,965       219.4%
                              ========      ========     ========       =====


Consulting expenses decreased by $54,000 in the three month period ended August 31, 2013 compared to the three month period ended August 31, 2012. The increase is a result of the grant of incentive stock options to consultants.

Engineering and development expenses decreased by $14,438 in the three month period ended August 31, 2013 compared to the three month period ended August 31, 2012. This decrease is a result of a decline in development and maintenance work on our wind power projects.

Management fees increased by $99,898 in the three month period ended August 31, 2013 compared to the three month period ended August 31, 2012. This was a result of an incentive stock option grant to the president of our wholly-owned subsidiary, Sky Vertical Technologies Inc. William Iny, our president and sole director, has provided us with management services for remuneration of $5,000 per month, all of which has been accrued for the quarter.

Professional fees, consisting primarily of legal and accounting costs, decreased by $8,821 in the three month period ended August 31, 2013 compared to the three month period ended August 31, 2012. This decrease is due to slightly lower legal costs incurred in the current fiscal year.

General and administrative expenses increased by $7,326 in the three month period ended August 31, 2013 compared to the three month period ended August 31, 2012.

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

INTEREST INCOME

We did not generate any interest in the three month period ended August 31, 2013.

LIQUIDITY AND CAPITAL RESOURCES

Our financial condition as at August 31, 2013, and May 31, 2013, our fiscal year end, and the changes for on those dates are summarized as follows:

WORKING CAPITAL

                              August 31,     May 31,
                                2013          2013        Increase/(Decrease)
                              --------      --------     ---------------------
                                 $             $             $             %
Current Assets                 62,230        110,319      (48,089)       (43.6%)
Current Liabilities           469,976        389,213       80,763         20.8%
                             --------       --------     --------       ------
Working Capital              (407,746)      (278,894)    (128,852)         N/A
                             ========       ========     ========       ======

The decrease in our working capital position of $128,852 from May 31, 2013, the date of our most recently fiscal year end, to August 31, 2013 was primarily due to a decrease in our cash position and an increase in accrued liabilities and amounts due to related parties.

CASH FLOWS

                                                                   Three months ended August 31,
                                                           2013        2012        Increase/(Decrease)
                                                         --------    --------     ---------------------
                                                            $           $             $             %


Cash Flows provided by (used in) Operating Activities    (39,755)      34,977      (74,732)         N/A
Cash Flows provided by (used in) Investing Activities    (41,634)      (1,660)     (39,974)         N/A
Cash Flows provided by Financing Activities                    0       49,500      (49,500)      (100.0%)
Effect of exchange rate changes on cash                   21,074      (57,200)     (78,274)         N/A
                                                         -------      -------      -------       ------
Net increase (decrease) in cash during period            (60,315)      25,617      (85,932)         N/A
                                                         =======      =======      =======       ======

During the three months ended August 31, 2013, $39,974 in cash outflows were the result of general operating activities, which primarily consisted of payments for general and administrative expenses and audit fees.

The $41,634 in cash outflows from investing activities primarily related to our acquisition of intellectual property concerning vertical axis wind turbines.

DISCLOSURE OF OUTSTANDING SHARE DATA

WARRANTS

None

SHARE OPTIONS

We have granted stock options to directors, officers and key advisors to acquire up to 4,173,334 shares of common stock exercisable at various prices.

A summary of our stock option activity is as follows:

                                                                     Weighted
                                                                     Average
                                                   Number of         Exercise
                                                    Options           Price
                                                    -------           -----
                                                                        $
Balance as at May 31, 2013                        4,173,334            0.20
Granted                                           1,050,000            0.10
                                                  ---------          ------
Outstanding: August 31, 2013                      5,223,334            0.18
                                                  ---------          ------
Exercisable: August 31, 2013                      5,223,334            0.18
                                                  =========          ======

FUTURE FINANCINGS

We recorded a net loss of $218,295 for the three month period ended August 31, 2013 and have an accumulated deficit of $7,220,855 since inception. As of August 31, 2013 we had cash and cash equivalents totaling $43,124 (May 31, 2013 - $103,439).

As of the date of this report, management anticipates that we will require at least $750,000 to fund our corporate operations for the next 12 months. As well, we will require approximately an additional $470,000 to cover our current outstanding liabilities. Accordingly, we do not have sufficient funds to meet our planned expenditures over the next 12 months.

We have begun sourcing additional debt and equity financing to cover the balance of the anticipated costs for the next 12 months. However, there is no assurance that we will successfully complete this financing. We have not had any specific communications with any representative of a debt financing institution regarding our proposed wind power project. We will only be able to secure debt financing for wind turbines if we are able to prove that an economic wind resource exists on a site over which we have acquired the rights to erect turbines and that we have negotiated a power purchase agreement with a credit-worthy counter-party.

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

Based on his evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal controls over financial reporting were not effective as of August 31, 2013 and were subject to material weakness.

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

During the three months ended August 31, 2013, our internal control over financial reporting was not subject to any changes.

                           PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not a party to any material legal proceedings that have been commenced or are pending.

ITEM 1A. RISK FACTORS

Not applicable

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

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

SKYHARVEST ENERGY CORP.


/s/ William Iny
-------------------------------------------
William Iny
Chief Executive Officer and Chief Financial
Officer Principal Executive Officer,
Principal Accounting Officer and Principal
Financial Officer
Date: October 28, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


/s/ William Iny
-------------------------------------------
William Iny
Chief Executive Officer, Chief Financial
Officer, President, Treasurer, Secretary,
and Director, Principal Executive Officer,
Principal Accounting Officer and
Principal Financial Officer
Date: October 28, 2013