Form 10-Q
period 2013-11-30
Sky Harvest Energy Corp.
filed 2014-01-14
CIK 1332445

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended November 30, 2013
                                       or

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

33,203,016 shares of common stock are issued and outstanding as of January 14, 2014 (including 15,680,016 shares of common stock reserved for issuance in exchange for certain outstanding exchangeable securities of the registrant).

                                      INDEX

                                                                            Page
                                                                            ----
PART I FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)                                       3

          CONSOLIDATED BALANCE SHEETS as of November 30, 2013 and
          May 31, 2013                                                         3

          CONSOLIDATED STATEMENTS OF OPERATIONS for the Three Months
          and Six Months Ended November 30, 2013 and 2012, and for
          the period since inception                                           4

          CONSOLIDATED STATEMENTS OF CASH FLOWS for the Six Months
          Ended November 30, 2013 and 2012, and for the period
          since inception                                                      5

          NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS     6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                13

Item 3   Quantitative and Qualitative Disclosures About Market Risk           17

Item 4.  Controls and Procedures                                              17

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings                                                    18

Item 1A. Risk Factors                                                         18

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds          18

Item 3.  Defaults Upon Senior Securities                                      18

Item 4.  Mine Safety Disclosures                                              18

Item 5.  Other Information                                                    18

Item 6.  Exhibits                                                             19

SIGNATURES                                                                    21

                          PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in US Dollars)
(Unaudited)

                                                                    November 30,             May 31,
                                                                       2013                   2013
                                                                   ------------           ------------
                                                                        $                       $
ASSETS

Current Assets
  Cash and cash equivalents                                              47,614                103,439
  Other receivables                                                       9,951                  5,742
  Prepaid expenses                                                        3,632                  1,138
                                                                   ------------           ------------
Total Current Assets                                                     61,197                110,319

Property and equipment, net (Note 4)                                     37,057                  1,400
Intangible assets (Note 5)                                              193,204                     --
                                                                   ------------           ------------

Total Assets                                                            291,458                111,719
                                                                   ============           ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities
  Accounts payable                                                      198,022                183,485
  Accrued liabilities                                                       260                    347
  Due to related parties (Note 8)                                       253,936                155,381
  Note payable (Note 6)                                                  50,000                 50,000
                                                                   ------------           ------------

Total Liabilities                                                       502,218                389,213
                                                                   ------------           ------------
Stockholders' Deficit
  Preferred Stock:
    Authorized: 10,000,000 shares, $0.001 par value
    Issued and outstanding: 1 share (May 31, 2013  - 1 share)                --                     --
  Common Stock:
    Authorized: 100,000,000 shares, $0.001 par value
    Issued and outstanding: 33,203,016 shares
    (May 31, 2013 - 32,553,016 shares)                                   33,203                 32,553
  Additional paid-in capital                                          6,973,627              6,707,278
  Common stock subscribed (Notes 9 and 12)                              111,796                  6,750
  Accumulated other comprehensive income (loss)                          22,727                 (6,098)
  Deficit accumulated during the development stage                   (7,352,113)            (7,017,977)
                                                                   ------------           ------------
Total Stockholders' Deficit                                            (210,760)              (277,494)
                                                                   ------------           ------------

Total Liabilities and Stockholders' Deficit                             291,458                111,719
                                                                   ============           ============

Continuing operations (Note 1)
Commitments and contingencies (Note 12)


              (The accompanying notes are an integral part of these
                       consolidated financial statements)

Sky Harvest Energy Corp.
(A Development Stage Company)
Consolidated Statements of Operations
(Expressed in US Dollars, except number of shares)
(Unaudited)

                                           Accumulated from
                                          February 25, 2005    For the          For the          For the          For the
                                              (Date of       Three months     Three months      Six months       Six months
                                            Inception) to       Ended            Ended            Ended            Ended
                                             November 30,    November 30,     November 30,     November 30,     November 30,
                                                2013             2013             2012             2013             2012
                                            ------------     ------------     ------------     ------------     ------------
                                                 $                $                $                $                 $
Expenses
  Consulting fees                                514,545            9,611               --           63,611               --
  Engineering and development                    615,067            1,670           17,086            2,837           32,691
  Management fees (Note 8)                       944,265           34,821           15,184          149,557           30,022
  Professional fees                              583,354           16,602            8,084           29,640           29,943
  General and administrative                   1,891,621           38,266            9,588           56,175           20,171
  Acquired development costs                     242,501               --               --               --               --
                                            ------------     ------------     ------------     ------------     ------------

Operating loss                                (4,791,353)        (100,970)         (49,942)        (301,820)        (112,827)

Other Income (Loss)
  Impairment loss                             (2,618,271)              --               --               --               --
  Interest income                                 89,391               --               --               --                9
  Foreign exchange (loss) gain                   (19,893)         (14,871)          (8,633)         (32,316)          41,938
  Settlement of debt                             (11,987)              --               --               --               --
                                            ------------     ------------     ------------     ------------     ------------

Net loss                                      (7,352,113)        (115,841)         (58,575)        (334,136)         (70,880)

Other Comprehensive Income (Loss)
  Foreign currency translation adjustments        22,727            7,310            9,902           28,825          (45,532)
                                            ------------     ------------     ------------     ------------     ------------

Comprehensive loss                            (7,329,386)        (108,531)         (48,673)        (305,311)        (116,412)
                                            ============     ============     ============     ============     ============
Net loss per common share -
 basic and diluted                                                  (0.01)           (0.00)           (0.01)           (0.00)
                                                             ------------     ------------     ------------     ------------
Weighted average number of
 common stock outstanding                                      33,203,000       32,553,000       33,079,000       32,553,000
                                                             ------------     ------------     ------------     ------------


              (The accompanying notes are an integral part of these
                       consolidated financial statements)

Sky Harvest Energy Corp.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US Dollars)
(Unaudited)

                                                            Accumulated from
                                                            February 25, 2005           For the               For the
                                                                (Date of               Six months            Six months
                                                              Inception) to              Ended                 Ended
                                                               November 30,            November 30,          November 30,
                                                                   2013                   2013                  2012
                                                               ------------           ------------           ------------
                                                                     $                      $                     $
Operating activities
 Net loss for the period                                         (7,352,113)              (334,136)               (70,880)
 Adjustments to reconcile net loss to net
  cash used in operating activities:
    Depreciation                                                     25,076                    371                    516
    Stock-based compensation                                      1,744,564                134,999                     --
    Impairment loss                                               2,618,271                     --                     --
    Loss on settlement of debt                                       11,987                     --                     --
    Acquired development costs                                      242,501                     --                     --
 Changes in operating assets and liabilities:
    Prepaid expenses                                                  8,503                 (2,493)                (6,627)
    Accrued interest                                                    244                     --                     --
    Accounts payable and accrued liabilities                        154,973                (11,192)                32,115
    Account receivable                                              (28,308)                (4,209)                 9,329
    Note receivable                                                (280,000)                    --                     --
    Due to related parties                                          188,004                 94,558                 41,072
                                                               ------------           ------------           ------------
Net cash flows (used in) provided by operating activities        (2,666,298)              (122,102)                 5,575
                                                               ------------           ------------           ------------
Investing activities
  Purchase of equipment                                             (61,216)               (36,052)                (1,660)
  Purchase of intangible assets                                     (35,562)               (35,562)                    --
  Purchase of short-term investments                             (2,472,839)                    --                     --
  Redemption of short-term investments                            2,493,484                     --                     --
  Cash acquired from acquisition                                     21,016                     --                     --
                                                               ------------           ------------           ------------
Net cash flows used in investing activities                         (55,117)               (71,614)                (1,660)
                                                               ------------           ------------           ------------
Financing activities
  Proceeds from common stock issuances                            2,415,249                     --                 49,500
  Proceeds from common stock subscribed                             105,046                105,046                     --
  Proceeds from related party loans                                  62,854                     --                     --
  Proceeds from note payable                                         50,000                     --                     --
  Proceeds from swing sale disgorgement                             118,900                     --                     --
                                                               ------------           ------------           ------------
Net cash flows provided by financing activities                   2,752,049                105,046                 49,500
                                                               ------------           ------------           ------------

Effect of exchange rate changes on cash                              16,980                 32,845                (46,983)
                                                               ------------           ------------           ------------

Increase (Decrease) in cash and cash equivalents                     47,614                (55,825)                 6,432

Cash and cash equivalents - beginning of period                          --                103,439                144,686
                                                               ------------           ------------           ------------

Cash and cash equivalents - end of period                            47,614                 47,614                151,118
                                                               ============           ============           ============

Supplemental Cash Flow and Other Disclosures (Note 13)


              (The accompanying notes are an integral part of these
                       consolidated financial statements)

Sky Harvest Energy Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
November 30, 2013
(Expressed in US Dollars)
(Unaudited)

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

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, the successful exploitation of economically recoverable electricity in its wind power projects, and the attainment of profitable operations. As at November 30, 2013, the Company has accumulated losses of $7,352,113 since inception. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

b.   Interim Financial Statements

     The interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Securities and Exchange Commission ("SEC") Form 10-Q. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended May 31, 2013, included in the Company's Annual Report on Form 10-K filed on October 16, 2013, with the SEC.

Sky Harvest Energy Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
November 30, 2013
(Expressed in US Dollars)
(Unaudited)

2. Significant Accounting Polices (continued)

b.   Interim Financial Statements (continued)

     The consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the option of management, are necessary to present fairly the Company's financial position at November 30, 2013, and the results of its operations and cash flows for the six months ended November 30, 2013. The results of operations for the six months ended November 30, 2013, are not necessarily indicative of the results to be expected for future quarters or the full year.

3. Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

4. Property and equipment

                                                      November 30,     May 31,
                                                         2013           2013
                                      Accumulated    Net Carrying   Net Carrying
                            Cost      Depreciation      Value          Value
                           -------      -------        -------        -------
                              $            $              $              $
Computer equipment           7,251       (6,311)           940          1,205
Asset under construction    36,052           --         36,052             --
Wind tower equipment        22,116      (22,051)            65            195
                           -------      -------        -------        -------
                            65,419      (28,362)        37,057          1,400
                           =======      =======        =======        =======

5. Intangible Assets

On July 5, 2013, the Company entered into an asset purchase agreement whereby the Company acquired various assets related to vertical axis wind turbine manufacturing. In connection with the acquisition, the Company has incorporated a wholly-owned subsidiary under the name Sky Vertical, which holds the assets and will undertake operations.

In consideration of the transfer of these assets, the Company agreed to pay a total of Cdn$65,000 (paid), issue 650,000 shares (issued) of common stock of the Company, and grant incentive stock options to acquire up to 550,000 shares (issued) of common stock of the Company at a price of $0.10 per share for a period of five years. In addition, the Vendors will receive 500,000 voting shares of Sky Vertical by the date that Sky Harvest files a prospectus or registration statement in any jurisdiction with a view to having its shares trade publicly on a recognized stock exchange or quotation system. As well, the Vendors are entitled to a royalty from the Company of $200 for every vertical axis wind turbine that the Company sells for a period of ten years. The Company has recorded the assets at the cost of acquiring the assets of $193,204.

6. Note Payable

During the year ended May 31, 2011, the Company received advances from third parties in the amount of $60,324. During the year ended May 31, 2012, the Company repaid $10,324. At November 30, 2013, advances of $50,000 remain outstanding. The amount is unsecured, non-interest bearing and due on demand.

Sky Harvest Energy Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
November 30, 2013
(Expressed in US Dollars)
(Unaudited)

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

     As of November 30, 2013, the Company had issued 885,000 shares of common stock to holders of 885,000 shares of exchangeable preferred shares of its subsidiary Keewatin Wind Power Corp., pursuant to them exercising their exchange rights. As of November 30, 2013, there were 15,680,016 outstanding exchangeable shares (May 31, 2013 - 15,680,016 shares).

     As the exchangeable shares have already been recognized in connection with the acquisition of Sky Harvest - Saskatchewan, the value ascribed to these shares on exchange is $Nil.

8. Related Party Transactions

a) During the six months ended November 30, 2013, the Company incurred $28,875 (2012 - $30,023) to a company controlled by the President and principal shareholder of the Company for management services. As at November 30, 2013, the Company is indebted to that company and the Company's President for $117,528 (May 31, 2013 - $86,520), which is non-interest bearing, unsecured and due on demand.

b) On June 18, 2010, the Company entered into a loan agreement with a director for $27,000 which is payable within six months a written demand is received from the note holder. The amount is unsecured and bears interest at 15% per annum. As at November 30, 2013, accrued interest of $13,992 was recorded. During the year ended May 31, 2011, the Company received an advance of $66,854 (CDN$71,000) from the same director. During the year ended May 31, 2012, the Company repaid $37,664 (CDN$40,000). During the six months ended November 30, 2013, the Company received an additional advance of $9,708 (CDN$10,310). At November 30, 2013, $38,898 (CDN$41,310) is unsecured, non-interest bearing and has no terms of repayment.

c) During the six months ended November 30, 2013, the Company incurred $38,444 (Cdn$40,000) (2012 - $nil) to the former manager of operations of Sky Vertical for management services. As at November 30, 2013, the Company is indebted to the former manager of operations for $24,011 (Cdn$25,500), which is non-interesting bearing, unsecured and due on demand.

d) As at November 30, 2013, the Company is indebted to the President of Sky Vertical for $8,982, which represents asset purchase cost and other general and administration expense paid on behalf of the Company. The amount is non-interest bearing, unsecured and due on demand.

e) As at November 30, 2013, the Company is indebted to a Director of Sky Vertical for an advance of $23,527 (CDN$25,000), which is non-interest bearing, unsecured and due on demand.

f) On July 9, 2013, the Company issued 300,000 stock options to the President of Sky Vertical at a fair value of $81,000.

     These related party transactions are recorded at the exchange amount, being the amount established and agreed to by the related parties.

9. Common Stock

a) On July 5, 2013, the Company issued 650,000 shares of common stock at a fair value of $71,500 pursuant to the asset purchase agreement described in
     Note 5.

b) During the six months ended November 30, 2013, the Company received $105,046 in subscriptions for 420,184 shares of common stock at $0.25 per share. At November 30, 2013, the shares have not been issued and the amount is included in common stock subscribed.

Sky Harvest Energy Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
November 30, 2013
(Expressed in US Dollars)
(Unaudited)

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

On March 10, 2011, the Company's board of directors adopted the 2011 Stock Option Plan ("2011 Plan") which provides for the granting of stock options to acquire up to 5,000,000 common shares of the Company to eligible employees, officers, directors and consultants of the Company. At November 30, 2013, the Company had 360,000 shares of common stock available to be issued under the Plan.

On July 5, 2013, pursuant to the asset purchase agreement as described in Note 5, the Company granted 550,000 options under the 2011 Plan with immediate vesting to acquire 550,000 common shares at an exercise price of $0.10 per share exercisable for 5 years and recorded stock-based compensation for the vested options of $60,500, as cost of acquiring the intangible assets.

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

The fair value for stock options vested during the three month period ended November 30, 2013 and 2012 were estimated at the vesting and granting date using the Black-Scholes option-pricing model. The weighted average assumptions used are as follows:

                                                  Six months        Six months
                                                     Ended             Ended
                                                  November 30,      November 30,
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

The following table summarizes the continuity of the Company's stock options:

                                                         Weighted-
                                              Weighted    Average    Aggregate
                                              Average   Contractual  Remaining
                                 Number of   Exercise      Term      Intrinsic
                                  Options      Price      (years)      Value
                                  -------      -----      -------      -----
                                                 $                       $
Outstanding: May 31, 2013        4,173,334      0.20
Granted                          1,050,000      0.10
                                 ---------      ----

Outstanding: November 30, 2013   5,223,334      0.18       2.80       249,550
                                 =========      ====       ====       =======

Outstanding: November 30, 2013   5,223,334      0.18       2.80       249,550
                                 =========      ====       ====       =======

At November 30, 2013, there was $nil of unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the 2009 Plan and 2011 Plan.

Sky Harvest Energy Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
November 30, 2013
(Expressed in US Dollars)
(Unaudited)

11. Joint Venture

On February 3, 2012, the Company and its joint venture partner incorporated a British Columbia corporation under the name Levant Energy Inc. ("Levant") for the purposes of developing underground natural gas storage plants in the Republic of Turkey. The Company will initially hold a 65% interest in Levant by investing $500,000. The investment is subject to certain conditions, including completion of further equity or debt funding in order to finance acquisition. The Company's joint venture partner will hold the remaining 35% interest in Levant. At November 30, 2013, the Company and its joint venture partner have not made any contribution to Levant and operations have not yet begun.

12. Commitments and Contingencies

a) On April 5, 2006, the Company's wholly-owned subsidiary, Sky Harvest - Saskatchewan, entered into a Saskatchewan Wind Energy Lease agreement, whereby the lessor granted to Sky Harvest - Saskatchewan the right to use certain lands for development and operation of a wind powered electrical generating facility for the conversion of wind energy into electrical energy. The Company agreed to pay the lessors $2,500 per turbine installed on the land and a 1% royalty on all revenue generated from wind energy on the leased lands. Pursuant to the agreement, the term of the lease shall commence on that date (the "Commencement Date") upon which the Company commences generating and selling electricity through the operation of turbines on the leased lands, and shall end on the 25th anniversary of the Commence Date. The agreement was amended on November 1, 2011. Pursuant to the amendment, in the event that the Commencement Date has not occurred by September 30, 2008, then the Company shall either abandon the lease or pay the sum of Cdn$5,000 per month as a delay rental to keep the lease in good standing up to and including the month in which the Commencement date occurs. The Cdn$5,000 monthly delay rental is only payable when the Company commences generating and selling electricity and will not be accrued until the Commencement Date. All payments due and owing as of November 1, 2011 shall accrue and be paid in full within 30 days of the Commencement Date. If the Commencement Date has not occurred by December 31, 2016, then the lessors have the right to terminate the agreement upon notice in writing to the Company. At November 30, 2013, the Company has accrued $110,085 (May 31, 2013 - $110,085) of lease payments.

b) On April 15, 2009, the Company's wholly-owned subsidiary, Sky Harvest - Saskatchewan, entered into a Saskatchewan Wind Energy Lease agreement, whereby the lessor granted to Sky Harvest - Saskatchewan the right to use certain lands for development and operation of a wind powered electrical generating facility for the conversion of wind energy into electrical energy. The Company agreed to pay the lessors a 1% royalty on all revenue generated from wind energy on the leased lands. Pursuant to the agreement, the term of the lease shall commence on that date (the "Commencement Date") upon which the Company commences generating and selling electricity through the operation of turbines on the leased lands, and shall end on the 25th anniversary of the Commence Date. The agreement was amended on November 1, 2011. In the event that the Commencement Date has not occurred by September 30, 2010, the Company shall either abandon the lease or pay the sum of Cdn$5,000 per month as a delay rental to keep the lease in good standing up to the and including the month in which the Commencement Date occurs. The Cdn$5,000 monthly delay rental is only payable when the Company commences generating and selling electricity. All payments due and owing as of November 1, 2011 shall accrue and be paid in full within 30 days of the Commencement Date. If the Commencement Date has not occurred by December 31, 2016, then the lessors have the right to terminate the agreement upon notice in writing to the Company. At November 30, 2013, the Company has accrued $40,000 (May 31, 2013 - $40,000) of lease payments.

c) On February 23, 2009, the Company entered into a consulting agreement with a consultant (the "Consultant"). Pursuant to the agreement, the Consultant provided investor relations services for the Company from February 24, 2009 to July 5, 2009. In consideration for the investor relations services, the Company agreed to pay the Consultant $5,000 per month and to issue 15,000 shares of the Company's common stock. At November 30, 2013, and May 31, 2013, the fair value of the 15,000 shares issuable was $6,750 and is included in common stock subscribed.

Sky Harvest Energy Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
November 30, 2013
(Expressed in US Dollars)
(Unaudited)

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

e) On July 5, 2013, the Company's wholly-owned subsidiary, Sky Vertical, entered into an employment agreement with its manager of operations whereby Sky Vertical agreed to pay a monthly salary of Cdn$10,000. The base salary will increase effective on each anniversary of the effective date of this agreement by at least 2% of the base salary in effect at the time. The manager of operations shall be entitled to participate in Sky Vertical's incentive stock option plan when adopted and be entitled to be granted 20% of the total stock options available. The employment agreement was terminated effective November 4, 2013.

f) On November 12, 2013, the Company commenced legal action against the vendors of the asset purchase agreement, as described in Note 5, seeking a declaration that it owns the assets described in the agreement and that the vendors have breached the agreement, as well as seeking general damages. At November 30, 2013, the vendors have assigned one of the four patent applications to the Company in accordance with the terms of the agreement, but have failed to assign the second, third and fourth patents and have not delivered all equipment related to the vendors' vertical axis turbine business that was sold to the Company pursuant to the agreement.

g) On October 31, 2013, the Company entered into a sale agreement, whereby the Company agreed to sell its interest in assets relating to its wind power project located in Southwestern Saskatchewan, including its leasehold interests in approximately 15,000 acres of land, accumulated wind power data, environmental assessment studies, and meteorological tower. In consideration for the assets, the purchaser has agreed to pay a purchase price in three instalments comprised of $672,000, representing third party development costs incurred, payable within 30 days following execution of a power purchase agreement ("PPA"), a first success fee of $25,000 per megawatt of contracted capacity under the PPA and payable upon financial close, and a second success fee of $25,000 per megawatt of contracted capacity under the PPA and payable within 30 days of the commencement of commercial operations. If the purchaser is unable to execute a PPA by December 19, 2019, it will return the assets to the Company for nominal consideration.

13. Supplemental Cash Flow and Other Disclosures

                                                           Accumulated from         For the              For the
                                                           February 25, 2005       Six months           Six months
                                                          (Date of Inception)        Ended                Ended
                                                            to November 30,       November 30,         November 30,
                                                                 2013                 2013                 2012
                                                             ------------         ------------         ------------
                                                                  $                    $                    $
Supplementary disclosures:
  Interest paid                                                        --                   --                   --
  Income taxes paid                                                    --                   --                   --

Significant non-cash investing and financing activities:
  Stock issuance for acquisition                                2,601,077                   --                   --
  Increase intangible asset due to acquisition                  2,551,400                   --                   --
  Accounts payable increased due to acquisition                    30,986                   --                   --
  Stock issuance for finders fee                                    8,250                   --                   --
  Stock issuance for intangible assets                             71,500               71,500                   --
  Stock options issued for intangible assets                       60,500               60,500                   --
                                                             ------------         ------------         ------------

Sky Harvest Energy Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
November 30, 2013
(Expressed in US Dollars)
(Unaudited)

14. Subsequent Events

In accordance with ASC 855, Subsequent Events, the Company has evaluated subsequent events through the date of issuance of the unaudited interim consolidated financial statements. Subsequent to the fiscal period ended November 30, 2013, the Company did not have any material recognizable subsequent events.

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

RESULTS OF OPERATIONS

The following summary of our results of operations should be read in conjunction with our unaudited interim consolidated financial statements for the fiscal quarter ended November 30, 2013, which are included herein.

                                         Three months ended November 30,
                                   2013          2012        Increase/(Decrease)
                                 --------      --------      -------------------
                                    $              $           $            %
Revenue                                 0             0           0         N/A
Expenses                          100,970        49,942      51,028       102.2%
Foreign exchange (gain) loss       14,871         8,633       6,238        72.3%
Interest income                         0             0           0         N/A
                                 --------      --------    --------      ------
Net Loss                          115,841        58,575      57,266        97.8%
                                 ========      ========    ========      ======

                                          Six months ended November 30,
                                   2013          2012        Increase/(Decrease)
                                 --------      --------      -------------------
                                    $              $           $            %
Revenue                                 0             0           0         N/A
Expenses                          301,820       112,827     188,993       167.5%
Foreign exchange (gain) loss       32,316       (41,938)     74,254         N/A
Interest income                         0            (9)          9         N/A
                                 --------      --------    --------      ------
Net Loss                          334,136        70,880     263,256       371.4%
                                 ========      ========    ========      ======


REVENUES

We recorded a net operating loss of $115,841 for the fiscal quarter ended November 30, 2013 and have a comprehensive loss of $7,329,386 since inception. We have had no operating revenue since our inception on February 25, 2005 through to the fiscal quarter ended November 30, 2013. We anticipate that we will not generate any revenue while we are a development stage company.

EXPENSES

Our expenses for the three and six months ended November 30, 2013 and 2012 are outlined below:

                                         Three months ended November 30,
                                   2013          2012        Increase/(Decrease)
                                 --------      --------      -------------------
                                     $             $             $          %
Consulting fees                     9,611             0         9,611      N/A
Engineering and development         1,670        17,086       (15,416)   (90.2%)
Management fees                    34,821        15,184        19,637    129.3%
Professional fees                  16,602         8,084         8,518    105.4%
General and administrative         38,266         9,588        28,678    299.1%
                                 --------      --------      --------    -----
Net Operating Loss                100,970        49,942        51,028    102.2%
                                 ========      ========      ========    =====

                                          Six months ended November 30,
                                   2013          2012        Increase/(Decrease)
                                 --------      --------      -------------------
                                     $             $             $          %
Consulting fees                    63,611             0        63,611      N/A
Engineering and development         2,837        32,691       (29,854)   (91.3%)
Management fees                   149,557        30,022       119,535    398.2%
Professional fees                  29,640        29,943          (303)    (1.0%)
General and administrative         56,175        20,171        36,004    178.5%
                                 --------      --------      --------    -----
Net Operating Loss                301,820       112,827       188,993    167.5%
                                 ========      ========      ========    =====

Consulting expenses increased by $9,611 in the three month period ended November 30, 2013 compared to the three month period ended November 30, 2012, and by $63,611 in the six month period ended November 30, 2013 compared to the six month period ended November 30, 2011. The increase in consulting fees relates to the commencement of our vertical axis wind turbine manufacturing business.

Engineering and development expenses decreased by $15,416 in the three month period ended November 30, 2013 compared to the three month period ended November 30, 2012, and by $29,854 in the six month period ended November 30, 2013 compared to the six month period ended November 30, 2012. This increase is a result of a decline in development and maintenance work on our Saskatchewan wind power projects.

Management fees increased by $19,637 in the three month period ended November 30, 2013 compared to the three month period ended November 30, 2012, and by $119,535 in the six month period ended November 30, 2013 compared to the six month period ended November 30, 2012. This increase relates to the commencement of our vertical axis wind turbine manufacturing business.

Professional fees, consisting primarily of legal and accounting costs, increased by $8,518 in the three month period ended November 30, 2013 compared to the three month period ended November 30, 2012, and decreased by $303 in the six month period ended November 30, 2013 compared to the six month period ended November 30, 2012. Thus, for the six month period, our professional fees have remained virtually unchanged from the comparable period in the prior fiscal year.

General and administrative expenses increased by $28,678 in the three month period ended November 30, 2013 compared to the three month period ended November 30, 2012, and by $36,004 in the six month period ended November 30, 2013 compared to the six month period ended November 30, 2012. The increase in general and administrative expenses relates to the commencement of our vertical axis wind turbine manufacturing business.

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

LIQUIDITY AND CAPITAL RESOURCES

Our financial condition as at November 30, 2013, and May 31, 2012, our fiscal year end, and the changes for on those dates are summarized as follows:

WORKING CAPITAL

                            November 30,     May 31,
                               2013           2013        Increase/(Decrease)
                             --------       --------      -------------------
                                $           $                $            %
Current Assets                 61,197        110,319       (49,122)     (44.5%)
Current Liabilities           502,218        389,213       113,005       29.0%
                             --------       --------      --------     ------
Working Capital              (441,021)      (278,894)     (162,127)       N/A
                             ========       ========      ========     ======


The $162,127 decrease in our working capital position from May 31, 2013, the date of our most recently fiscal year end, to November 30, 2013 was primarily due to a decrease in our cash position and an increase in amounts due to our directors and officers.

CASH FLOWS

                                                                   Six months ended November 30,
                                                            2013          2012        Increase/(Decrease)
                                                          --------      --------      -------------------
                                                             $             $             $             %
Cash Flows from (used in) Operating Activities            (122,102)        5,575      (127,677)       N/A
Cash Flows provided by (used in) Investing Activities      (71,614)       (1,660)      (69,954)       N/A
Cash Flows provided by Financing Activities                105,046        49,500        55,546      112.2%
Effect of exchange rate changes on cash                     32,845       (46,983)       79,828        N/A
                                                          --------      --------      --------      -----
Net increase (decrease) in cash during period              (55,825)        6,432        62,257        N/A
                                                          ========      ========      ========      =====

During the six months ended November 30, 2013, we used net cash flows from operating activities in the amount of $122,102.

The $105,046 in cash flows provided by financing activities during the six months ended November 30, 2013 consisted of private placement subscription funds advanced to us.

DISCLOSURE OF OUTSTANDING SHARE DATA

WARRANTS

None

SHARE OPTIONS

From time to time, we have granted stock options to directors, officers and key advisors to acquire shares of our common stock.

A summary of our stock option activity is as follows:

                                                                     Weighted
                                                                     Average
                                                   Number of         Exercise
                                                    Options           Price
                                                    -------           -----
                                                                        $
Balance as at May 31, 2013                        4,173,334            0.20
Granted                                           1,050,000            0.10
                                                  ---------          ------
Outstanding: November 30, 2013                    5,233,334            0.18
                                                  ---------          ------
Exercisable: November 30, 2013                    5,233,334            0.18
                                                  =========          ======

FUTURE FINANCINGS

We recorded a comprehensive loss of $108,531 for the three month period ended November 30, 2013 and have an accumulated deficit of $7,329,386 since inception. As of November 30, 2013 we had cash and cash equivalents totaling $47,614 (May 31, 2014 - $103,439).

As of the date of this report, management anticipates that we will require approximately $750,000 to fund our corporate operations and wind power property development program for the next 12 months. As well, we will require approximately an additional $500,000 to cover our current outstanding liabilities. Accordingly, we do not have sufficient funds to meet our planned expenditures over the next 12 months.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures at November 30, 2013, which is the end of the period covered by this report. This evaluation was carried out by our principal executive officer and principal financial officer. Based on this evaluation, our principal executive officer and principal financial officer has concluded that the design and operation of our disclosure controls and procedures were effective as at the end of the period covered by this report.

Based on his evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal controls over financial reporting were not effective as of November 30, 2013 and were subject to material weakness.

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

During the three months ended November 30, 2013, our internal control over financial reporting was not subject to any changes.

                           PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

During the quarter, the Company commenced a legal action in the Supreme Court of British Columbia against the vendors of the vertical axis wind turbine business that it acquired seeking a declaration that it owns the assets described in the asset purchase agreement and that the vendors have breached the agreement. The Company also seeks general damages.

The vendors have assigned one of the four patent applications to the Company in accordance with the terms of the Asset Purchase Agreement, but have failed to assign the three other patents and have not delivered all equipment related to the vendors' vertical axis wind turbine business that was sold to us pursuant to the asset purchase agreement.

One of the vendors, Barry Ireland, has terminated his employment agreement with the Company and takes the position that the Company breached the asset purchase agreement by failing to provide the required consideration. The Company's position is that all consideration due to the vendors pursuant to the asset purchase agreement has been paid.

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

SKYHARVEST ENERGY CORP.


/s/ William Iny
-------------------------------------------
William Iny
Chief Executive Officer and Chief Financial
Officer Principal Executive Officer,
Principal Accounting Officer and Principal
Financial Officer
Date: January 14, 2014

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